Form 10KSB
period 1996-09-30
MVSI INC
filed 1996-12-31
CIK 937603

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                    --------------

                                     FORM 10-KSB

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year       Commission file
                          ended:                number:
                  SEPTEMBER 30, 1996             0-26614


                                 -------------------

                                      MVSI, INC.

                    (Name of Small Business Issuer in Its Charter)

               DELAWARE                                    52-1707718
     (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

 8133 LEESBURG PIKE, SUITE 750, VIENNA, VA                   22182
 (Address of principal executive offices)                 (Zip code)

                                      (703) 356-5353
                    (Company's telephone number, including area code)
                                  -----------------

            Securities registered under Section 12(b) of the Exchange Act:

                        TITLE OF EACH              NAME OF EACH
                           CLASS                     EXCHANGE
                                                ON WHICH REGISTERED

                        Not Applicable            Not Applicable

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                                    TITLE OF CLASS

                             Common Stock, $.01 Par Value

                                   Class A Warrants

                                  -----------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing
requirements for past 90 days. Yes  X   No
                                  -----    -----

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

    The issuer's revenues for its most recent fiscal year:  $15,987,636.

    The total market value of the voting stock was $45,708,750, of which $33,631,865 was held by nonaffiliates of the registrant, based upon the closing price of the common stock on December 27, 1996, as quoted by the Nasdaq SmallCap Market System.

    The number of outstanding shares of the registrant's common stock on December 27, 1996 was 10,755,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, are incorporated herein by reference into Part III of this report. Portions of the Proxy Statement of the registrant to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to January 31, 1997, are incorporated herein by reference into Part III of this report.

    Transitional Small Business Disclosure Format: Yes        No  X
                                                      -----     -----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      MVSI, INC.
                                        INDEX




                      PART I                                             PAGE
Item 1.   Description of Business.                                          3
Item 2.   Description of Properties.                                       11
Item 3.   Legal Proceedings.                                               12
Item 4.   Submission of Matters to a Vote of Security Holders.             12

                     PART II
Item 5.   Market for Common Equity and Related Stockholder                 12
          Matters.
Item 6.   Management's Discussion and Analysis or Plan of                  13
          Operations.
Item 7.   Financial Statements.                                            18
Item 8.   Changes in and Disagreements with Accountants on                 19
          Accounting and Financial Disclosure.
                     PART III
Item 9.   Directors, Executive Officers, Promoters and Control             19
          Persons; Compliance with 16(a) of the Exchange Act.
Item 10.  Executive Compensation.                                          19
Item 11.  Security Ownership of Certain Beneficial Owners and              19
          Management.
Item 12.  Certain Relationships and Related Transactions.                  19
Item 13.  Exhibits, List and Reports on Form 8-K.                          19

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

       MVSI, Inc. ("Company"), headquartered in Vienna, Virginia, is a publicly traded (NASDAQ: "MVSI") high technology company. Founded in 1994, the Company has three wholly-owned subsidiaries: MVS Modular Vision Systems, Inc. (MVS), a Montreal, Quebec-based corporation engaged in the design and manufacture of proprietary machine vision products and systems; Socrates, Inc.(Socrates), a Gaithersburg, Maryland-based corporation, which integrates, installs and supports high-end computer and communication equipment; and JMR Distributors, Inc. (JMR), a Lorton, Virginia-based corporation specializing in the purchase and sale of computer memory chips and network equipment. Unless stated otherwise, any reference to the company shall include in its meaning the aforementioned subsidiaries.


MVS MODULAR VISION SYSTEMS, INC.

       The Company acquired MVS Modular Vision Systems, Inc., a Canadian corporation, on November 1, 1994, in an exchange of securities, whereby the latter corporation became a wholly-owned subsidiary of the Company.

        The primary component of MVS's products and systems is the Company's three-dimensional vision technology, which is in the early stages of development with no brand name recognition. This technology utilizes specialized cameras, lasers, optics and custom-designed high-speed processing hardware and software. The Company currently markets and sells one principal scanner product and system: the MVS LaserVision FP Lead Scanner, and also markets and sells two principal sensor products and systems: the MVS LaserVision Welding Sensor and a MVS Portable LaserVision Welding Inspection System. The Company's products and systems are marketed worldwide, but principally to major corporate customers in North America, Europe and the Pacific Rim.

       The Company believes that companies that produce vision-based scanner and welding sensor products and systems have evolved over the past ten years into a more consolidated and intensely competitive industry. Although the Company is not aware of any other entity having a three-dimensional vision system capability as sophisticated, comprehensive and highly automated as that achieved by the Company, no assurances can be made that the Company's products and systems will maintain any technological advances or will be competitive in the marketplace.


MVS PRODUCTS AND MARKETS

 SEMICONDUCTOR MARKET

  MVS LASERVISION FP LEAD SCANNER

       In 1990, IBM selected the Company to develop, on a non-exclusive basis, a non-contact lead scanner system for QFP ("Quad Flat Packs") chips, placing their first order in May 1990. This agreement and the cooperation between IBM and the Company resulted in development of the MVS LaserVision FP (fine pitch) Lead Inspection Scanner, a technology for the inspection of the leads
(or connectors) of flat-pack computer chips. IBM retained no rights in the technology developed by the Company under its agreement. It has the ability to perform complete chip lead inspection such as co-planarity, lead shape, angle, width and spacing as well as overall geometry with chips laying in the standard shipping tray. This method of inspection (i.e. no manipulation of the chips) ensures a high degree of confidence that all shipped devices are within specifications.

       In addition to the individual chip qualification, the system performs a full complement of meaningful statistical analysis allowing for monitoring and fine-tuning of the upstream packaging equipment (a must for a high quality assurance program). The present FP lead scanner technology is accurate to a few micrometers at a speed of 4000 units per hour for TSOP Type II devices.

       Today, Intray Quality Assurance process must deal with pin counts as high as 500 leads and line spacings down to .004 inches. In addition, manufacturers are seeing demands for quality levels as high as three or four failures per million. Unlike the front end, the height dimension is also critical in assuring proper lead contact when mounted. Therefore, at this end of the process, vision solutions must be "three dimensional" or "3-D." The Company believes that this technology has created a significant market opportunity for the Company's 3-D FP lead scanner, which has a purchase price of approximately $250,000 each depending on configuration.

  SCANNER MARKET

       The scanner market includes almost all computer memory chip manufacturers (e.g. Intel, Motorola, National Semiconductor, Samsung, Fujitsu, ET CETERA.) worldwide. As computer chips decrease in size and increase in complexity, an ever increasing demand is expected for machine vision based products to assure effective inspection as well as feedback to the production equipment.

       The Company's principal competitors on the worldwide market are Robotic Vision Systems, Inc. ("RVSI"), View Engineering, Inc. ("View") and ICOS. By use of a patented combination of 2-D and 3-D techniques, the Company believes that its scanner is more accurate in measuring lead width, spacing and relative position. The Company also believes that its product features such as throughput rates (speed), set-up times, ease of maintenance and serviceability contribute to its products being competitive in the marketplace.

CMM MARKET

       In April 1994, the Company entered into an agreement with Possehl Hong Kong Precision Machining Ltd. ("Possehl"), a Hong Kong-based high technology products manufacturer and distributor and a wholly-owned subsidiary of Possehl AG, a German conglomerate, that provides Possehl with exclusive worldwide rights to manufacture and distribute to the semiconductor industry a leadframe inspection scanner, which has been specially designed, developed and manufactured to Possehl's specifications by the Company. The Company has retained the rights to the CMM in North America. The CMM is used in the quality assurance department of chip manufacturers to inspect semiconductor leads on a random basis and enables manufactures to identify flaws in the manufacturing process. The CMM inspects the dimensions of leadframes used in the semiconductor industry. The CMM is still in the development stage, with a projected market launch for second quarter FY 1997. The machine will sell from $80,000 to $120,000 each depending on configuration. There are at least a dozen competitors who have launched comparable CMM products during 1996 into a market that is both rapidly expanding and highly competitive.

INDUSTRIAL MARKET

  WELDING SENSOR MARKET

       The Company believes that its MVS LaserVision Welding Sensor is in the forefront of adaptive arc welding and gluing technology, automating welding machines, guiding robots and improving both quality and productivity. The Company's sensors are successfully inspecting weld joint geometry, weld and glue beads, as well as guiding the welding machines for the manufacturing of a wide variety of parts from simple water heating tanks to jet engines and applications on NASA's
Space Station Freedom. The Company offers its sensor products and systems for approximately $80,000 to $140,000 each depending on the complexity and configuration of the system.

       The Company believes that its laser vision products have made significant improvements in the production capabilities and quality standards of the welding industry. Some welding intensive manufacturing companies have placed repeat orders for MVS LaserVision products. Proficient welders are growing older and the new, health conscious generation is not as interested in this industry as the previous generation. As labor costs have continued to rise, and as global competition has required increased quality assurance, such as ISO 9000, and control, the incentives for manufacturers to adopt machine automation into their manufacturing processes have increased. The welding industry is still a very traditional industry and the promotion of LaserVision technology requires significant customer education, however the financial incentives caused by a shifting competitive environment are forcing manufacturers to seriously consider automation, including the retrofit of their existing processes with vision control systems.

       While the United States and Canada remain important welding sensor markets for the Company due to the proximity of customers to the Company, the Company has also successfully sold its welding sensor systems in Europe and the Pacific Rim. In these markets, the Company intends to concentrate in producing products and systems for:

       - Cylindrical containers such as water heating tanks, pumps, compressors, commercial beverage containers, gas and propane bottles, mufflers, catalytic converters, gasoline tanks, oil tanks, ET CETERA.

       -    Pipes, seam welded longitudinal or spiral.

       -    Naval applications.

       -    Aerospace applications.

       The Company's principal competitors in the welding sensor market include Servo-Robot, Inc. (Canada), Odelft AB (Holland) and Selcom AB (Sweden). It is likely that other competitors will emerge in the future.

       Japan has a continuous problem with manpower and space limitations. Japan is resolving both problems by seeking to achieve the highest level of automation in the world (which includes 75% of the world robot population). Japan is potentially the biggest and most important market for the Company's products and systems but also the toughest to penetrate. It is essential that adequate MVS resources are available and committed to satisfy the most demanding customers in the world. The Company believes that if it is able to successfully penetrate the Japanese market, certainly the premier market in the Pacific Rim, it will establish significant credibility for the Company's products and systems throughout the Pacific Rim.

       South Korea is also an especially fast growing market for machine vision sensor equipment. South Korea expects to double its GNP in five years. Korea is second to Japan in shipbuilding. Besides shipbuilding, South Korea has a strong automobile and truck manufacturing industry and a growing aerospace industry.

MVS PORTABLE LASERVISION WELDING INSPECTION SYSTEM

       The Company recently developed and sold its MVS Portable LaserVision Inspection Scanner to the Edison Welding Institute of the U.S. Navy Joining Center. The product is portable, making it much more versatile in its applications, such that it has been designed and developed to be used in the field by the shipbuilding, aerospace and other heavy manufacturing industries to inspect joint geometry and flag defects in welding and manufacturing such as undercuts, porosity, concavity, convexity, ET CETERA, in accordance with commercial such as ISO 9000 or military specifications and standards. A flexible user interface of the system will also allow for custom (user programmable) criteria. The system can be used in three modes: a general inspection mode, a statistical process control mode and a data collection mode. The portable inspection scanner incorporates a significant part of the technology of the welding sensor but on a miniaturized basis. The portable inspection system was designed and developed with a state-of-the-art, high sensitivity miniature camera, wide angle lens and a laser system, combined with highly proprietary software to drive the system. Following a positive review of the technology by the Edison Welding Institute, the Company decided to push ahead with the commercialization of the portable inspection system. The Company now offers the portable inspection scanner for sale to welding research labs for prototype evaluation at a cost of $30,000 each, and will launch a commercial version that is ruggedized once the existing product upgrade has been completed.

SOCRATES, INC.

       The Company acquired Socrates, Inc. effective July 1, 1996. MVSI exchanged 350,000 shares of its restricted common stock for all the shares of common stock held by Socrates' sole stockholder.

       Founded in 1989, Socrates is an integrator and marketer of proprietary and generic computer system products and services for advanced systems integration, telecommunications integration, Internet connectivity, and wide and local area networking.

       Socrates technicians evaluate and optimize a customer's existing computer network system before installing new hardware and software to enhance the productivity of the system. Once the system is operational to the customer's satisfaction, Socrates technicians follow-up with training for the customer's staff members in the operation and application of the newly installed system. The customer's current computing environment is used to set the framework for all product and service recommendations made by Socrates to the customer for systems sales and installation. To take advantage of the rapid growth of the Internet and provide its customers with complete Internet connectivity, Socrates has created a special in-house networking group. The Company anticipates significant growth in Socrates' networking group business in 1997.

SOCRATES PRODUCTS AND MARKETS

       Socrates offers a variety of products and services ranging from laptops, desktops, printers, and file servers, to application and networking software. The Socrates sales staff educates itself on the latest technology offered by its vendor partners. Socrates technicians strive to configure systems that optimize a customers information technology investment. The company is an authorized sales representative for most leading computer companies, including AST, COMPAQ, Hewlett Packard, IBM, Sun Microsystems, Toshiba, and many other top-tier computer manufacturers.

       Socrates has delivered computing solutions to a wide range of customers including Fortune 500 companies and government agencies. Many of the products sold by Socrates can be purchased from Socrates off of the GSA (US Government) schedule. In 1997, Socrates will seek to significantly expand its computer maintenance services for Fortune 500 companies.

       Additionally, Socrates is expected to enhance the Company's capability to provide software and hardware support to MVS, whose product line includes computer oriented proprietary laser vision-based products and systems.


JMR DISTRIBUTORS, INC.

       MVSI, Inc. acquired all the outstanding stock of JMR, effective October 1, 1995, whereby MVSI, Inc. exchanged 100,000 restricted shares of MVSI, Inc. common stock for all outstanding shares of JMR.

       Founded in 1990, JMR is a contract manufacturer and distributor of proprietary and generic memory module products for computers, plotters, laser printers, process controllers and other computer related industry devices using memory modules. In 1997, JMR will be expanding its computer related product line to accomodate its customers increased use of the rapidly growing
Internet and intranet communication and information systems.

JMR PRODUCTS AND MARKETS

       JMR's products are marketed nationally to major computer distributors and corporate customers. The acquisition of JMR has enabled the Company to expand into the computer memory market and take advantage of the projected demand by computer users for increased memory capabilities to cope with the new hardware and software developments. Although memory prices and profit margins declined dramatically during the year, JMR was able to maintain its revenue rate compared with 1995. This was accomplished by JMR increasing its customer base and number of sales through sales performance and emphasis on products and customer service. JMR is the first step in the Company's efforts to participate in this market. The Company believes that its experience with laser vision-based quality control of the memory microchip manufacturing process will continue to prove to be beneficial in its future manufacture and distribution of high quality memory modules. JMR is currently expanding its computer products line to take advantage of perceived opportunities in the commercial, government and personal market for computer products to be used on the Internet and intranets.

MANUFACTURING

       The Company's principal production facilities relate to MVS and its Canadian manufacturing operations. MVS's existing facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include an assembly and wiring department that has the capability of producing complex wiring harnesses, as well as intricate electronic subassemblies. The Company maintains a comprehensive test and inspection program to ensure that all systems meet customer requirements for performance and quality workmanship. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from proven outside manufacturers, machine shops, sheet metal fabricators, distributors and service organizations. The Company's purchases of the various components, assemblies and sub-assemblies represents approximately 40 percent of the cost of producing the Company's vision-based products and systems.

MARKETING AND SALES

       MVS's marketing strategy is to focus on its core vision business and expand the number of vision applications and templates that it is able to support and to aggressively expand its marketing and sales presence in the market. In 1996, MVS established regional direct sales offices in Ohio and North Carolina. In 1997, MVS plans to establish two more U.S. based sales offices and to seek out and enter into agreements with at least two additional distributors. It also plans to expand its worldwide distribution network through the development of relationships with foreign distributors. There is no guarantee that these relationships will in fact be established or that they will be successful.

       As a result of its limited and focused target market, the Company's marketing efforts rely heavily on direct sales methods. The relatively high dollar value of each lead scanner unit sold, combined with the technically complex nature of the system, results in an in-depth and complex purchase decision process for the product. It also requires that sales representatives be trained extensively and have a thorough industry knowledge before they can become effective. As a result, the selling cycle for the Company's products and systems is generally between six to nine months from initial customer contact. A lengthy purchase process is often the case in the purchase of the initial unit of a particular product or system sold by the Company. Subsequent purchases require less time and may result in multiple orders. Typically, potential purchasers visit the Company's manufacturing facility in Montreal, Canada to receive a full demonstration of the product and system and to discuss the merits of the product and system with the Company's engineers before making a purchase decision. Starting in late 1996, demonstration equipment was provided to regional offices to provide potential clients with a demonstration venue that is closer to their manufacturing facility.

       Sales activities in the domestic market are handled by a combination of direct sales personnel. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes active interaction between the direct sales staff, the Company's engineers, its independent sales representatives and the buyer throughout the selling process.

       The Company has established distribution capabilities with independent distributors in both Europe and the Pacific Rim, which has provided access to major markets for its products and systems.

       Socrates and JMR each utilize an in-house direct sales force. Both companies intend to aggressively expand their marketing and sales presence in the market during 1997.

INDUSTRY SEGMENT INFORMATION AND MAJOR CUSTOMERS

       For purposes of segment reporting for the year ended September 30, 1996, management considers the Company to operate in two industry segments: the machine vision industry and the computer distribution and reseller industry. For the year ended September 30, 1995, management considered the Company to operate in only one industry segment, the machine vision industry.

       For the year ended September 30, 1996, the Company had one customer which accounted for approximately 10 percent of its total revenue. For the year ended September 30, 1995, the Company derived 40 percent of its sales from three customers. In addition, approximately, 19% and 67% of the Company's sales in fiscal years 1996 and 1995, respectively, were to customers outside North America.

       The Company believes that none of its business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

       Financial information relating to the Company's industry segments and a breakdown of the Company's sales by geographic region is detailed in Note L in the accompanying consolidated financial statements and is incorporated herein.

SOURCES OF SUPPLY AND BACKLOG

       The raw materials and components used in the development and manufacture of MVS's products and systems are generally available from domestic suppliers at competitive prices; fabrication of certain major components is subcontracted for on an as-needed basis. MVS has not experienced any significant difficulty in obtaining adequate supplies and equipment to perform under its purchase orders and agreements.

       MVS also purchases certain computer components, used in their products and systems, from both Socrates and JMR. Furthermore, Socrates purchases certain memory modules used in its computer systems directly from JMR.

       All materials and components used by Socrates and JMR are available from numerous sources of supply. The Company does not foresee any shortage of these materials.

       For the year ended September 30, 1996, the Company's backlog was approximately $5 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

CUSTOMER SERVICE AND SUPPORT

       The Company warranties certain products and systems for 12 months and provides technical personnel on-site, if required, during the warranty period. The Company, however, endeavors to complete warranty service repairs at its own facilities in order to minimize costs. To date, warranty costs, which are accrued by the Company at the time of sale, have not been material.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

       This section relates principally to the Company's Canadian operations.

       The Company is a non-exclusive worldwide licensee of the patented welding sensor technology owned by the National Research Council of Canada ("NRC"). The welding sensor is patented (16 claims) in Canada and the U.S. (U.S. Patent
No. 4,859,829, August 22, 1989) and patents are pending in Japan and Western Europe. The Company entered into the license agreement with NRC in June 1987 and the agreement expires upon the expiration of the patent in August 2006. The license agreement requires a minimum annual royalty payment to NRC of $20,000 per year and three percent of sales of products incorporating the patent.

       On April 11, 1995, the Company was issued a patent (U.S. Patent
No. 5,406,372) for its lead inspection system for inspecting parameters of leads on quad flat-pack (QFP) computer chip packages. The Company's lead inspection system comprises a lead scanner assembly including a sensor head arrangement, a carriage means for moving the sensor head, a support table and a tray means for holding at least one QFP package. The lead inspection system permits the thorough inspection of such lead qualities as clearances, bent lead conditions, overall lead geometry and coplanarity of the leads of a flat-pack device without removing it from a standard tray. Such an approach provides that there is no possibility of further lead damage by the inspection system since there is no device manipulation. The Company believes that this patented invention simplifies the handling of complete trays instead of individual devices. The Company can make no assurances that its patented invention will prove to be financially beneficial.

       U.S. and international patents are pending for the 17 claims on the robotic guidance technology applicable to the articulated arm robot invented by a research team at the University of Waterloo. The exclusive worldwide licensee of the technology is Manufacturing Research Corporation of Ontario ("MRCO") and the Company is the worldwide sub-licensee of the technology. The Company entered into the sub-license agreement with MRCO in February 1994 and the agreement expires in February 2004. The sub-license agreement requires a minimum annual royalty of $20,000 per year and five percent of sales of products incorporating the technology, plus a two percent royalty on any sales under OEM (original equipment manufacturer) contracts.

       As a general policy, the Company does not patent its vision processing technology as a result of the fast evolution of the relevant electronic circuitry. Properly packaged with software kernel, imaging routines and user manuals, these processors are a product in themselves. The Company may decide, at a later stage, to market these high performance processors to the general machine vision market. In this case, some of the key technology may be patented. Failure of the Company's proposed patents, trademark and copyright applications may have a material adverse impact on the Company's business. Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps will include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and systems. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

       In a letter dated March 16, 1995, Robotic Vision Systems, Inc. ("RVSI"), a competitor of the Company in the lead scanning equipment market, made a charge of patent infringement and threatened litigation against the Company based on a patent that it allegedly owns. On February 27, 1992, RVSI sent the Company a similar notice of its claim that the Company's scanning equipment infringed RVSI's patent rights. The Company believes that its lead scanning products and systems do not infringe RVSI's patent rights and that RVSI's asserted patent is invalid. The Company so informed RVSI in 1992 and again on March 30, 1995. The Company has been informed that RVSI has made similar claims to the Company's present and prospective customers in the past and believes that the Company has lost United States customers as a result of those claims. The Company believes that RVSI's claims are without merit and is considering its legal options with respect to RVSI's conduct in this matter.

COMPETITION

       The Company believes that companies that produce vision-based robotic and welding sensor products and systems have evolved over the past ten years into a more consolidated and intensely competitive industry. The Company is aware that a substantial number of companies entered the industry in the years 1984 through 1996 and that most of these were relatively new privately held firms. In the past five years, however, the number of competitors has narrowed to less than an estimated 25 firms, which the Company believes is attributable to a large extent to a consolidation within the industry.

       The Company believes that there are other companies, some of which are substantially larger and have substantially greater assets and resources than the Company, engaged in the development of technology and products which may be highly competitive with those of the Company, within each industry the Company competes in. Almost all of the companies with which the Company intends to compete are substantially larger and have substantially greater resources than the Company. It is also likely that other competitors will emerge in the future. The Company will compete with companies that have greater market recognition and broader capabilities than the Company. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace.

EMPLOYEES

       At the year ended September 30, 1996, the Company employed approximately 90 persons, all of whom were full-time employees. Of these full-time employees, approximately 18 were engaged in management, administration and finance, 57 in development and manufacturing and 15 in marketing and sales.

       The Company believes that its future success will depend in large part upon its continued ability to recruit and retain highly qualified technical personnel. Competition for highly qualified technical personnel is significant, particularly in the geographic area in which the Company's operations are located. The Company has never experienced a work stoppage and none of its employees is represented by a labor organization. Management of the Company considers its relationship with its employees to be good.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

       The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

       The Company's operating results could be affected by a number of factors. They include the availability and cost of components, an unexpected inability to manage expenses relative to sales growth, and an inability to anticipate downward price pressures by customers using our products and services. Also, there is the potential problem of competing with companies having significantly greater financial, technical, and market resources than the Company.

       A significant percentage of the Company's sales to major customers historically has occurred in the last month of a quarter. Changes in purchasing patterns by one or more of the Company's major customers, and the inability of the Company to anticipate in advance the mix of customer orders and its ability to ship the necessary quantities of product near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results.

       The Company participates in competitive industries marked by changing technology, which could result in volatility of the Company's common stock price. Additionally, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Moreover, it is possible the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock.

SUBSEQUENT EVENTS

       On October 16, 1996, the Company signed an agreement with e-Net, Inc., under which MVSI intends to acquire e-Net, as a wholly-owned subsidiary of MVSI, subject to obtaining a fairness opinion and the ratification by a majority of MVSI shareholders at a 1997 shareholders meeting. Under the agreement, the Company has the right to waive obtaining a fairness opinion and ratification by the stockholders, if so decided by its board of directors. e-Net, a development stage Washington, D.C. area based telecommunications company, produces proprietary telecommunications products and software which allow individuals and organizations to execute secure, private voice communications across the Internet and intranets, through the use of authentication technology, for local, national and international telephone communications, information exchange and commerce.

       Among the principal terms and conditions of the proposed acquisition, the Company intends to exchange, on a proposed tax-free basis, 4,000,000 shares of its common stock, for all of e-Net's 8,000,000 shares of common stock. In addition, e-Net's 2,000,000 Class A Warrants and 2,000,000 Class B Warrants may be exercisable into a total of 2,000,000 shares of the Company's Common Stock. The newly issued MVSI securities in the acquisition may not be sold for a 24 month period. The chairman and chief executive officer of MVSI is a principal stockholder and warrantholder of e-Net; a director of MVSI is
also a director and a stockholder of e-Net.   Subject to consummation of the
acquisition, which requires satisfaction of the aforementioned conditions precedent, MVSI intends to provide at least $5.3 million to e-Net over a 24-month period ending in September 1998 in order to finance its business operations. The acquisition agreement contains terms and other conditions which are customary and usual to such acquisitions. As of September 30, 1996, MVSI has provided e-Net $500,000 in working capital (see Notes Receivable in accompanying balance sheet) and on November 1, 1996, provided e-Net an additional $500,000 in working capital, pursuant to a promissory note. Terms of the promissory note include the payment of interest at 9% per annum and repayment due no later than September 6, 1997. Management intends to collect such amounts when due.

       The Company received a letter, dated December 23, 1996, from outside legal counsel to e-NET, Inc. (the "December 23, 1996 Letter"). The December 23, 1996 Letter, which was written on behalf of e-NET, Inc., alleges that the
 Company has breached certain provisions of the October 16, 1996 Acquisition Agreement by and among the Company, e-NET, Inc. and e-NET, Inc.'s shareholders (the "Acquisition Agreement"). The December 23, 1996 Letter demands that the Company cure the alleged breaches of the Acquisition Agreement within any applicable cure period and states that the failure to do so will allow e-NET, Inc. to unilaterally terminate the Acquisition Agreement in accordance with its terms. The Company believes that it is not in breach of any provision of the Acquisition Agreement and that all of the allegations of breach of the Acquisition Agreement by the Company in the December 23, 1996 Letter are without merit. The Company is preparing a written response to the December 23, 1996 Letter and intends to request a meeting with e-NET, Inc.'s management in early January, 1997 to seek to resolve any disputes over the Acquisition Agreement. As of the date of this report, the Company is unable to determine the effects of this recent development on the consummation of the transactions contemplated by the Acquisition Agreement.

       On December 5, 1996, the National Association of Securities Dealers ("NASD") expelled Stratton Oakmont Inc., the Company's former underwriter and former principal market maker in the Company's securities, from the securities industry. The expulsion of Stratton Oakmont materially and negatively impacted the price and trading volume of the Company's securities.
 The Company is uncertain as to the long-term effect that the Stratton Oakmont expulsion will have on the price and trading volume of its securities. As of December 27, 1996, the Company had approximately 16 market makers, and is striving to enlist an established or major securities firm to be its principal market maker and investment banker. The Company believes that the listing of the Company's securities on the National Market System
(NMS) of Nasdaq will assist the Company's efforts to obtain a new principal market maker and investment banker. The Company currently has a pending application to have its securities listed on the NMS. The Company can make no assurances as to the outcome of its pending NMS application. The Company can make not assurances as to the outcome of its pending NMS application.

ITEM 2.  DESCRIPTION OF PROPERTIES.

    The Company leases approximately 1,600 square feet for its principal executive offices located at 8133 Leesburg Pike, Suite 750, Vienna, VA 22182.

Base rental for the office space is approximately $2,200 per month.

    The Company leases approximately 14,000 square feet for its MVS Canadian development and manufacturing facilities located at 4830 Cousens, Montreal, Quebec, Canada H4S 1X7, under a lease which extends through May 1999. The Company operates at approximately 60 percent of capacity. Base rental for the premises is approximately $5,000 per month. The lease requires the Company to pay certain property taxes and certain operating expenses.

    The Company leases approximately 1,800 square feet for its JMR memory chip distribution facilities located at 7000A Newington Road, Lorton, VA 22079. Base rental for the premises is approximately $1,000 per month.

    The Company also leases approximately 3,800 square feet of space for its Socrates computer integration and reselling facilities located at 800 S. Frederick Avenue, Gaithersburg, MD 20877. Base rent for the space is approximately $5,600 per month. The lease agreement, which expires in December, 2000, includes rent escalations and requires the Company to pay certain operating expenses.

    The Company believes that its current and anticipated facilities are suitable and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS.

    In the ordinary course of conducting business, the Company is subject, from time to time, to certain legal proceedings concerning the Company's business. Management does not believe that any current legal proceedings will have a material impact on the Company's business or its financial statements.

    In a letter dated March 16, 1995, Robotic Vision Systems, Inc.
("RVSI"), a competitor of the Company in the lead scanning equipment market, has made a charge of patent infringement and threatened litigation against the Company based on a patent that it allegedly owns. On February 27, 1992, RVSI sent the Company a similar notice of its claim that the Company's scanning equipment infringed RVSI's patent rights. The Company believes that its lead scanning products and systems do not infringe RVSI's patent rights and that RVSI's asserted patent is invalid. The Company so informed RVSI in 1992 and again on March 30, 1995. The Company has been informed that RVSI has made similar claims to the Company's present and prospective customers in the past and believes that the Company has lost United States customers as a result of those claims. The Company believes that RVSI's claims are without merit and is considering its legal options with respect to RVSI's conduct in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock has traded on the Nasdaq Small Cap Market System since August 14, 1995, under the symbol "MVSI." On December 27, 1996, the closing price of the Common Stock was $4.25 per share. There are approximately
1,600 shareholders of the Company's Common Stock, as last reported. The following table sets forth the range of high and low trading prices for the Common Stock, as reported on Nasdaq, for the period from August 14, 1995, the date of the Company's initial public offering of securities, through December 27, 1996.
                                                             HIGH       LOW
Fiscal Year 1995
  Fourth fiscal quarter......................................$7.75     $3.50(1)
Fiscal Year 1996
   First fiscal quarter......................................$8.38     $3.88
   Second fiscal quarter.....................................$7.38     $4.00
   Third fiscal quarter......................................$9.75     $6.88

   Fourth Fiscal quarter.......................................$15.63    $8.00
 Fiscal Year 1997
   First fiscal quarter, through December 27, 1996.............$10.75    $2.75
----------------------
(1)  Represents the initial public offering price per share on August 14, 1995.

    Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

       The Company reported an increase in sales of $13,649,839 or 584% to $15,987,636 for the year ended September 30, 1996 as compared to the same period in fiscal 1995. The increase in sales is attributable to the Company's two acquisitions (JMR Distributors and Socrates) in the computer distribution and reselling business, as well as an almost doubling of revenue of the Company's laser machine vision products and systems.

       The gross margin of the Company decreased to 22% for the year ended September 30, 1996, principally as a result of relatively lower gross profit margins in the Company's computer distribution and reselling businesses. These lower profit margins have also been impacted by a decrease in excess of 75% in worldwide memory chip prices since September 30, 1995.

       For the year ended September 30, 1996, selling expenses increased by $367,582 (76%) to $853,577, primarily as a result of additional sales staff hired at MVS and the Company's acquisitions of JMR and Socrates. Administrative expenses increased $1,417,042 (127%) to $2,532,337 for the fiscal year 1996, as a result of increased salary expenses associated with employment agreements for three officers which became effective February 1, 1995, as well as an increase in the Company's overall level of operations and the acquisitions of JMR and Socrates.

       Research and development expenditures, shown net of Canadian tax credits, decreased by $1,069,876 to $116,176 for the year ended September 30, 1996, primarily due to the Company's products maturing necessitating less research and development. In addition, subsequent to the Company achieving technological feasibility on several software development efforts late in fiscal 1995, the Company began capitalizing labor costs associates with these efforts. Management expects to begin amortizing such costs in fiscal 1997 upon release of the associated products. Depreciation and amortization expenses for the year ended September 30, 1996, increased by $176,976 to $197,814 as a direct result of an increase in depreciable assets from the Company's acquisitions of JMR and Socrates and the resulting goodwill amortization recorded subsequent to the acquisitions.

       Interest income and expense and financing charges decreased by $3,927,001 from $3,504,162 for the year ended September 30, 1996. The decrease is primarily attributable to a reduction of $3,500,000 in interest expense from the previous fiscal year relating to the issuance of bridge units as additional consideration for a $500,000 bridge loan originating in June 1995.
Additionally, the 1996 year includes interest income (net of margin loan interest) resulting from the Company investing the proceeds from its initial public offering in August 1995. Both periods reflect interest on line of credit borrowings.

       The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company, has recognized income before income taxes through September 30, 1996, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal year 1996. However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. Moreover, as a result of the Company's anticipation of increasing levels of profitability, the Company may be required to begin paying income taxes during fiscal year 1997.

       As of September 30, 1995, the Company had established a 100% valuation allowance against the tax benefits related to these carryforwards due to the realizability of the tax benefits being uncertain. During fiscal year 1996, management reevaluated the valuation allowance resulting in the recording of a deferred tax asset (benefit) of $786,430. Additionally, in connection with the acquisition of Socrates, Inc., a $372,000 deferred tax asset (benefit) was recorded as a reduction of goodwill. Factors considered by the

Company in this reevaluation included the Company's year-to-date earnings, exclusive of non-recurring expenses and adjustments, as well as anticipated future earnings based on increased product demand, primarily attributable to the awarding of significant new contracts and orders which will be completed in fiscal year 1997. After recording the deferred tax asset (benefit), the Company continues to carry a valuation allowance approximating 67% of the deferred tax assets. The Company will review the valuation allowance quarterly to determine the future realizability of these deferred tax assets.

       The Company's fourth quarter 1996 operations were negatively impacted by charges incurred in restructuring the Company's Canadian operations. Management determined the organizational restructuring to be necessary in order for the Company to further strengthen its position in the worldwide market of laser-based machine vision products, and to ensure continued profitability in the future. The restructuring included the hiring of a new management team in operations, finance and sales and marketing, and the implementation of a revised business plan. Management's objective is to improve product quality, expand product lines, increase sales and marketing efforts and revise existing cost structures. The Company believes these efforts will further enhance the Company's state-of-the-art proprietary laser technology and allow the Company to better capitalize on the rapidly growing machine vision market. The impact of the changes incurred, in addition to certain fourth-quarter adjustments made to establish an accounts receivable reserve and write-off non-recoverable travel and installation costs, can be seen in the accompanying statement of operations as an increase in operating expenses and a sizable reduction in sales growth during the quarter. The effect of these items was to reduce net income for the fourth quarter by approximately $650,000 ($0.05 per share).

       Net income for the year ended September 30, 1996 was $1,012,764 or $0.11 per share (primary EPS) and $0.09 per share (fully diluted EPS), as compared to a net loss of $(5,481,453) or $(1.10) per share for the year ended September 30, 1995.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

       The Company reported a decrease in sales of $37,000 or 2% to $2,338,000 for the year ended September 30, 1995 as compared to same period in fiscal 1994. Of the 9 units sold in the 1995 period, 5 were manually operated systems and carried a unit sales price of $58,000. The gross margin on sales for each period was comparable due to a relatively stable sales mix between scanner and welding products.

       For the years ended September 30, 1995 and 1994, the Company derived 40% and 43%, respectively, of its total sales from 3 and 1 customers, respectively. In addition, approximately 67% and 58% of the Company's sales in fiscal 1995 and 1994, respectively, were to customers outside the United States. The reduced percentage of international sales in fiscal 1995 was primarily attributable to sales to Texas Instruments in Dallas, Texas in fiscal 1995. Substantially all of such sales are transacted in U.S. dollars.

       Selling expenses increased by $235,000 (93%) to $486,000 in the 1995 period principally as a result of additional sales staff hired in late 1994. Selling expenses in the 1994 period were curtailed by the Company due to cash flow constraints at the time. Administrative expenses increased by $676,000 or 154% to $1,115,000 in the 1995 period due principally to increased salary expenses associated with new employment agreements with three officers which became effective February 1, 1995. Research and development expenditures, shown net of tax credits, increased by $899,000 to $1,186,000, an increase of 313%, primarily as a result of lower tax credits recognized by the Company as an offset to development expenses and development costs for the BGA chip scanner. The Company has not recorded an asset for tax credits realizable only as an offset against future taxable income.

       Interest and financing charges increased by $3,458,000 to $3,555,000 in the 1995 period principally as a result of an interest charge of $3,500,000 associated with the issuance of bridge units as additional consideration for a $500,000 bridge loan originating in June 1995 and interest on loans from a stockholder/officer and $276,000 bank loan collateralized by research and development tax credits. The interest expense charge of $3,500,000 from the issuance of bridge units resulted in a corresponding credit to additional paid-in-capital. Both periods reflect interest on line of credit borrowings.

CAPITAL RESOURCES, LIQUIDITY AND BACKLOG

       As of September 30, 1996, the Company had working capital of $9,562,778 compared to $10,090,717 as of September 30, 1995. The fiscal year 1996 acquisitions of JMR Distributors, Inc. and Socrates, Inc. and future expansion of the Company's laser vision business, including continual software development, may require increased working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the year ended September 30, 1996 (see Consolidated Statements of Cash Flows). However, with the enhanced liquidity of the Company from its 1995 public offering of securities and a June 1996 private placement transaction in which the Company netted $600,000, the Company believes that existing cash and cash equivalents on hand and investments will be sufficient to fund these requirements for the foreseeable future. The Company has no significant short-term or long-term debt outstanding as of September 30, 1996.

       In the event that the Company consummates the acquisition of e-Net, the Company believes that it may have to obtain additional funding or financing to satisfy the long-term capital needs of the Company's subsidiary operations and to provide for adequate working capital reserves.

       The Company increased its bank line of credit with a Canadian bank, from $151,000 to $360,000 for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the prime rate plus 2% (prime was 5.75% on September 30, 1996). At September 30, 1996 and 1995, borrowings outstanding on the line of credit amounted to $275,735 and $150,342, respectively. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory.

       The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at September 30, 1996, amounted to $824,238. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.

       In October 1996, the Company filed a Post-Effective Amendment to the Company's Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A Warrants previously issued in connection with the Company's initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment filing. Should all 5,140,000 Class A Warrants and 1,000,000 Class B Warrants, plus the underwriters' purchase option for 360,000 shares and 360,000 Class A Warrants, be exercised, the Company will receive the proceeds therefrom, aggregating up to $29,215,000. As of December 27, 1996, 15,000 Class A Warrants have been exercised. The Company can make no assurances that any of the remaining warrants or underwriters' purchase option shares will be exercised.

       Through September 30, 1995, the Company had borrowed $667,000 from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand. During fiscal year 1996, the Company repaid $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. Total loans and accrued interest outstanding at September 30, 1996 and 1995, total $222,395 and $724,556, respectively.

       While no assurances can be given, the Company believes that cash generated from operations, along with the Company's existing resources and available credit are sufficient to meet the Company's working capital and other financing requirements for fiscal 1997. As noted above, if the Company consummates the e-Net acquisition, the Company believes that it may have to obtain additional funding or financing to meet the long-term capital needs of its subsidiaries and to make proper provision for working capital.

       At September 30, 1996, the Company's backlog was approximately $5 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE RATES

       The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs may adversely affect the Company's operations; however, the Company believes it may increase prices of its products and systems to offset increases in costs of goods sold or other operating costs.

       A portion of the Company's operations through its Canadian subsidiary is transacted in Canadian dollars. The Company, however, reports its financial position, results of operations and cash flows in U.S. dollars. As a result, the Company believes that its exposure to foreign currency fluctuations or deterioration is limited.

SEASONALITY

       Based on its experience to date, the Company believes that its future operating results may be subject to quarterly variations based on a variety of factors, including seasonal changes in the weather, especially in its Canadian operations. Such effects may not be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded under any circumstances.

ITEM 7.  FINANCIAL STATEMENTS.
MVSI, INC. AND SUBSIDIARIES
CONTENTS


     Report of Independent Certified Public Accountants                     23
     Consolidated Financial Statements
              Consolidated Balance Sheets                                   24
              Consolidated Statements of Operations                         25
              Consolidated Statements of Stockholders' (Deficit) Equity     26
              Consolidated Statements of Cash Flows                         27
              Notes to Consolidated Financial Statements                 28-43

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.

    Item 9 is hereby incorporated by reference to the registrant's S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

    Item 10 is hereby incorporated by reference to the registrant's S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Item 11 is hereby incorporated by reference to the registrant's S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Item 12 is hereby incorporated by reference to the registrant's S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1997.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    A.   Exhibits.

    The following is a list of exhibits incorporated by reference to the registrant's S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on October 16, 1996, and the registrant's SB-2 Registration Statement, Registration No. 33-89194, as declared effective by the Commission on August 14, 1995:

 1.0  Form of Underwriting Agreement.
 1.1  Selected Dealers Agreement.
 1.2  Form of Agreement Among Underwriters.
 3.0  Certificate of Incorporation, filed April 12, 1994.
 3.1  By-laws, as amended.
 4.0  Specimen Copy of Common Stock Certificate.
 4.1  Form of Class A Warrant Certificate.
 4.2  Form of Class B Warrant Certificate.
 4.3  Form of Underwriter's Purchase Option.
 4.4  Form of Warrant Agreement.
 5.0  Opinion of Thomas T. Prousalis, Jr., Esq. for Registrant.
10.0  Stock Purchase Agreement and Plan of Reorganization, dated November 1,
      1994.
10.1  Employment Agreement, Edward Ratkovich.
10.2  Employment Agreement, Louis K. Lukanovich.
10.3  Employment Agreement, Bojko D. Vodanovic.
10.4  Texas Instruments Incorporated Agreement, dated April 1, 1994.
10.5  Possehl Hong Kong Precision Machining Ltd. Agreement, dated April 28,
      1994
10.6  NJC Technical Letter, dated July 21, 1994.
10.7  NRC License Agreement, dated September 12, 1986.
10.8  MRCO License Agreement, dated February 25, 1994.
10.9  United States Patent, Number 5,406,372, dated April 11, 1995.
10.10 Consent and Waiver, dated June 30, 1995.
24.0 Consent of Thomas T. Prousalis, Jr., Esq. is contained on page II-7 of the

      Registration Statement.
24.1 Consent of Grant Thornton LLP is contained on page II-8 of the Registration Statement.
25.0 Power of Attorney appointing Edward Ratkovich is contained on page II-6 of the Registration Statement.

  B.  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter ending September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MVSI, INC.

December 30, 1996

                                       By:    EDWARD RATKOVICH
                                             ------------------
                                               Edward Ratkovich
                                            Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                     DATE
           ---------                        -----                     ----
      EDWARD RATKOVICH         Chairman of the Board, President,  December 30,
    -------------------        Chief Executive Officer                1996
      Edward Ratkovich         [Principal Executive Officer]

      BARRY J. HATFIELD        Vice President, Assistant          December 30,
    --------------------       Secretary, Director                    1996
      Barry J. Hatfield

     MARK J. MCKNIGHT          Chief Financial Officer,           December 30
    --------------------       Controller, Assistant Secretary        1996
     Mark J. McKnight          [Principal Financial Officer]

                               Vice President, Secretary,         December 30,
    -------------------        Director                               1996
     Boyko D. Vodanovic

       EDWARD P. ROBERTS       Director                           December 30,
      -------------------                                              1996
       Edward P. Roberts

 CLIVE G. WHITTENBURY, PH.D.   Director                           December 30,
 ---------------------------                                           1996
  Clive G. Whittenbury, Ph.D.