Form 10QSB
period 1996-12-31
MVSI INC
filed 1997-01-31
CIK 937603

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




            For the quarterly                       Commission file
             period ended:                              number:
            December 31, 1996                           0-26614

                                -----------------


                                   MVSI, INC.
           (Name of Small Business Issuer as Specified In Its Charter)



               Delaware                                52-1707718
(State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                 Identification No.)

8133 Leesburg Pike, Suite 750, Vienna, VA                22182
(Address of principal executive offices)              (Zip code)


                                 (703) 356-5353
                (Company's telephone number, including area code)


                                  -------------



    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes  X
                                                                       ---
No____


    As of December 31, 1996, 10,755,000 shares of the Registrant's Common Stock, $.01 par value were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   MVSI, INC.


                                      INDEX





PART I.   FINANCIAL INFORMATION                                           Page

Item 1.   Financial Statements                                               3

Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                             12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                 15


SIGNATURES                                                                  16

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents



Interim Consolidated Financial Statements

         Interim Consolidated Balance Sheets                                 4

         Interim Consolidated Statements of Operations                       5

         Interim Consolidated Statements of Cash Flows                       6

         Notes to Interim Consolidated Financial Statements                  7

MVSI, Inc. and Subsidiaries

Interim Consolidated Balance Sheets

                                          December 31,          September 30,
                                             1996                   1996
                                             ----                   ----
Assets                                    (Unaudited)              (Audited)

Current Assets

 Cash and cash equivalents                             $ 754,303    $ 313,890

 Investments                                           4,199,807    5,881,202

 Accounts receivable, net of allowance for
  doubtful accounts                                    5,194,262    4,555,259

 Note receivable                                            -         500,000

 Inventory                                             2,569,805    2,612,539

 Tax credits and income tax receivable                   410,938      405,717

 Prepaid expenses                                        406,199      348,302
                                                      ----------   ----------
Total Current Assets                                  13,535,314   14,616,909

Property and Equipment, net                              509,654      383,518

Capitalized Software Costs                             1,464,912    1,164,182

Note receivable                                        1,000,000         -

Goodwill                                               2,667,049    2,735,638

Deferred Tax Asset                                     1,332,209    1,158,430

Other Assets                                             102,314      101,692
                                                      ----------   ----------

                                                     $20,611,452  $20,160,369

                                                      ----------   ----------
                                                      ----------   ----------
Liabilities and Stockholders' Equity

Current Liabilities

 Line of credit and financing arrangement             $1,020,550   $1,099,973

 Accounts payable and accrued liabilities              3,307,573    3,731,002

 Shareholder loans and interest                          226,637      222,395

 Advance deposits                                        339,885          761
                                                      ----------    ---------

Total Current Liabilities                              4,894,645    5,054,131

Stockholders' Equity

 Common stock, $.01 par value, 50,000,000 shares
   authorized, 10,755,000 and 10,740,000 shares
   issued and outstanding, respectively                  107,550      107,400

 Stock subscription receivable                          (150,000)    (150,000)

 Additional paid-in capital                           20,637,416   20,577,566

 Accumulated deficit                                  (4,875,474)  (5,475,602)

 Unrealized loss on investments available for sale       (33,913)     (59,786)

 Cumulative translation adjustment                        31,228      106,660
                                                      ----------   ----------

Total Stockholders' Equity                            15,716,807   15,106,238
                                                      ----------   ----------
                                                     $20,611,452  $20,160,369
                                                      ----------   ----------
                                                      ----------   ----------

        The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations


Three Months ended December 31,                      1996           1995
                                                     ----           ----
                                                 (Unaudited)    (Unaudited)

Sales                                                $8,379,933    $3,570,142

Cost of Sales                                         6,456,011     2,646,041
                                                     ----------    ----------

Gross Profit                                          1,923,922       924,101

Expenses
 Selling                                                509,532        95,837

 Administrative                                         816,820       531,877

 Research and development, net of tax credits            30,201        76,816

 Depreciation and amortization                           81,824        15,531
                                                     ----------     ---------

                                                      1,438,377       720,061
                                                     ----------     ---------

Earnings from Operations                                485,545       204,040

Interest Income                                         192,100       134,063

Interest and Financing Charges                          (91,296)       (7,744)
                                                      ---------     ---------


Earnings Before Income Taxes                            586,349       330,359

Income Tax (Benefit) Provision

 Current                                                110,000           -

 Deferred
                                                       (123,779)          -
                                                       --------        ------


                                                        (13,779)          -
                                                       ---------       -------

Net Earnings                                           $600,128      $330,359
                                                       --------      --------
                                                       --------      --------

Earnings per Share                                        $0.06         $0.03
                                                       --------      --------
                                                       --------      --------



         The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows
Three Months ended December 31,

                                                      1996            1995
                                                      ----            ----
                                                    (Unaudited)    (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
 Net income                                           $600,128       $330,359
                                                      --------       --------

 Adjustments to reconcile net income to net cash
   from operating activities
   Deferred income taxes                               (13,779)           -

   Depreciation and amortization                        81,824         23,909

   (Gain) loss on foreign exchange                     (31,228)       103,363

   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                (636,067)      (916,377)

     Decrease (increase) in inventory                   27,457       (429,781)

     (Increase) in tax credits and
      income taxes receivable                           (7,898)      (152,775)

     (Increase) decrease in prepaid expenses           (58,383)        79,138

     (Increase) in other assets                           (623)       (12,654)

     Increase (decrease) in advance deposits           339,129        (38,878)

     (Decrease) in accounts payable and accrued
      liabilities                                     (585,609)      (195,495)
                                                      ---------    -----------

Net Cash (Used in) Operating Activities               (285,049)    (1,209,191)
                                                      ---------    -----------

Cash Flows from Investing Activities

 Borrowings on margin against investments            1,707,268        (12,633)

 Property, plant and equipment purchases              (136,930)       (31,555)

 Capitalized software costs                           (300,730)      (260,381)

 Loan to affiliated entity                            (500,000)           -
                                                      ---------    -----------

Net Cash Provided by (Used in) Investing Activities    769,608       (304,569)
                                                      ---------    -----------

Cash Flows from Financing Activities
 Net (decrease) increase in line of credit             (77,411)        55,970

Proceeds from shareholder loans                          4,242            -

 Payment of shareholder loans                              -         (300,000)

 Payment of debt                                           -           (4,015)

 Proceeds from issuance of common stock                    150            -

 Proceeds from conversion of warrants                   59,850            180
                                                    ----------       --------

Net Cash (Used in) Financing Activities                (13,169)      (247,865)
                                                    -----------      ---------

Effect of Exchange Rate Changes on Cash                (30,977)        45,433
                                                     ----------      --------


Net Increase (decrease) in Cash                        440,413     (1,716,192)

Cash at Beginning of Period                            313,890      2,343,036
                                                     ---------     -----------


Cash at End of Period                                 $754,303       $626,844
                                                     ---------     ----------
                                                     ---------     ----------

              The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements


December 31, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1996.


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Basis of Presentation

    The accompanying interim consolidated financial statements include the accounts of MVSI, Inc. (a Delaware corporation), and its three wholly owned subsidiaries: MVS Modular Vision Systems, Inc. (MVS-Canada), a Montreal, Quebec-based corporation engaged in the design and manufacture of proprietary machine vision products and systems; Socrates, Inc. (Socrates), a Gaithersburg, Maryland-based corporation, which integrates, installs and supports high-end computer and communication equipment; and JMR Distributors, Inc. (JMR), a Lorton, Virginia-based corporation specializing in the purchase and sale of computer memory chips and network equipment (collectively referred to as the "Company"). The results of operations of Socrates are included in the accompanying financial statements since the July 1, 1996 acquisition date. Significant intercompany accounts and transactions have been eliminated in consolidation.

    Revenue Recognition

    Sales are recognized upon shipment of a finished product when title to the product transfers to the customer. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered by the Company's warranty. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. Amounts received from customers prior to shipment are recorded as deposit liabilities.

    Cash and Cash Equivalents

    Cash and cash equivalents include cash and money market accounts.


    Investments

    Investments consist of short-term U.S. treasury notes, net of margin loans which bear interest at 7 1/2 percent. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value at December 31, 1996 and 1995. The Company has not realized any proceeds from the sale of securities during the three months ended December 31, 1996 and 1995.

MVSI, Inc. and Subsidiaries

December 31, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

    Accounts Receivable

    Accounts receivable are stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of December 31, 1996, management has established an allowance for doubtful accounts of approximately $140,000.

    Inventory Valuation

    Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis.

    Management evaluates obsolete and slow-moving inventory at each reporting date and excludes such inventory from the valuation. No reserve to record inventory at lower of cost or market was deemed necessary at December 31, 1996. The value of inventories written off because of obsolescence or slow movement has not been material to date.

    Property and Equipment

    Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, principally using the double-declining balance method over estimated lives ranging from five to seven years. Demonstration and research equipment is depreciated on a straight-line basis over a four-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets.

    Capitalized Software Costs

    Beginning in fiscal year 1995, certain software development costs not reimbursed by the Canadian government have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. Software development costs incurred subsequent to achievement of technological feasibility, and not reimbursed by the Canadian government, were not material in previous years. Technological feasibility occurs when the Company has completed all planning and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technological performance requirements. No amortization has been recorded in the accompanying financial statements pending release of the associated products.
    Management believes that these products will be available for sale during late fiscal year 1997. When these products are ready for sale, the Company's policy will be to amortize capitalized software costs by the greater of (a) the ratio the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or
    (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

MVSI, Inc. and Subsidiaries

December 31, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

    Goodwill

    Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended December 31, 1996 and 1995 was $68,589 and $11,250, respectively.


    Research and Development Costs

    Research and development costs are expensed as incurred. The Company, however, is eligible to receive tax credits for certain research and development costs incurred from both the Canadian federal government and the Province of Quebec. Tax credits received or due from the Canadian federal government for research and development costs incurred can be realized only as an offset to future taxes payable from income generated in Canada. These tax credits can be carried forward up to ten years from the date generated.

    Tax credits received or due from the Province of Quebec for research and development costs incurred have been offset against current research and development expenditures and are included as a receivable in the accompanying balance sheet, as such amounts are currently refundable in cash in the year following the year in which they are incurred.

    Equipment used in research and development activities which has alternative future uses is capitalized and depreciated.


    Income Taxes

    The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through December 31, 1996, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses.


    Earnings Per Share

    Earnings per share (EPS), both primary and fully diluted, are computed, under the modified treasury stock method, and are based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion, at the beginning of the year, of the Company's Class A and Class B warrants which are considered to be common stock equivalents. As of December 31, 1996 and 1995, the Company's common stock equivalents are anti-dilutive. Accordingly, primary and fully-diluted earnings per share are not presented and only the basic earnings per share computation is disclosed. The weighted average number of common shares outstanding used in the basic EPS, computed without regard to common stock equivalents, was 10,746,625 and 10,240,000 for the three months ended December 31, 1996 and 1995, respectively.
                                        9

MVSI, Inc. and Subsidiaries

December 31, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

    Using Estimates in Preparing Financial Statements

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

    Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

    The carrying amount approximates fair value for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and other accrued liabilities.

    Investment securities classified as current assets are based on quoted market price.


    Translation of Foreign Currency and Concentration of Credit Risk

    A portion of the Company's operations are transacted in Canadian dollars. The balance sheet of Canadian operations is translated into U.S. dollars at the year-end rate of exchange, and all statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity.

    The Company's customers are not concentrated in any specific geographic region. As a matter of policy, the Company requires its larger customers to furnish letters of credit (and in some instances, advance deposits) to minimize credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.




NOTE B--SUBSEQUENT EVENTS

    Restructuring of e-Net, Inc. Relationship

    On January 14, 1997, MVSI announced the restructuring of its relationship with e-Net, Inc., a Washington, D.C. area based telecommunications products and services company. As previously reported, MVSI announced its intention in August, 1996 to acquire e-Net, Inc., a Delaware corporation, in an exchange of securities valued in August, 1996 at approximately $60 million, and approximately $5.3 million in operating cash over a two-year period, subject to obtaining a fairness opinion and the ratification by a majority of MVSI shareholders at its next shareholders meeting.

MVSI, Inc. and Subsidiaries

December 31, 1996


NOTE B--SUBSEQUENT EVENTS--Continued

    However, certain uncontrollable events negatively affected the proposed acquisition: particularly, the expulsion on December 5, 1996 of MVSI's former underwriter, investment banker and principal market maker from the securities industry. This action severely impacted the trading volume and depressed the price of MVSI's securities and thereby substantially decreased the value of the MVSI securities to be exchanged in the proposed acquisition of e-Net.

    As a result of this adverse and untimely development, MVSI and e-Net have agreed that it is not in the best interests of the shareholders of either company to proceed with the proposed acquisition of e-Net by MVSI. As of December 31, 1996, MVSI had provided e-Net $1,000,000 in working capital (see note receivable in accompanying balance sheet) and had on January 14, 1997 provided e-Net an additional $250,000 in working capital, pursuant to a promissory note under an October 1996 agreement. Terms of the promissory note include the payment of interest at 9% per annum. In the new agreement, dated January 14, 1997, e-Net has granted MVSI, for the $1.25 million loan made to e-Net, a five-year conversion option to acquire e-Net securities at a fixed price in future financing obtained by e-Net from other sources. This conversion option may be exercised, at MVSI's discretion, in lieu of MVSI demanding cash repayment of the loan during the five-year period. As a result of the restructured agreement, the $1,000,000 note receivable at December 31, 1996 has been reclassified as a long-term asset. In addition, MVSI has acquired a perpetual original equipment manufacture (OEM) license to e-Net's Telecom 2000, a proprietary telecommunications product which allows secure, private voice communications across the Internet and intranets. MVSI and e-Net will continue to explore cooperation through possible future technology transfers or licensing of their respective technology products and services.


    South Korean Joint Venture Agreement

    MVS Modular Vision Systems, Inc. ("MVS") and Kyung Pil Woo, a South Korean distributor of high technology products, entered into a joint venture agreement, effective December 1, 1996, whereby MVS and Mr. Woo have established a South Korean company ("TRIVISION") to service, assemble and perform the final manufacture of MVS and other high technology products. The Joint Venture will also promote, market, sell and distribute these products in South Korea and other Asian markets. The Joint Venture will be owned equally (50%/50%) by MVS and Mr. Woo in exchange for each party's capital contribution of $500,000 in cash to the Joint Venture's working capital. The Joint Venture became fully operational in January, 1997. The Company believes that the Joint Venture is essential to establishing a larger market presence for MVS products in South Korea and other Asian nations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    The Company reported sales of $8,379,933 for the three month period ended December 31, 1996 as compared to $3,570,142 for the same period in fiscal year 1996. The increase in sales of $4,809,791 or 135% is attributable to the acquisition of Socrates, Inc. and continued growth in the Company's computer memory chip contract manufacture and distribution business, as well as the Company's laser machine vision products and systems.

    The gross margin of the Company decreased to 20% for the three months ended December 31, 1996, principally as a result of relatively lower gross profit margins in the Company's computer distribution and reselling businesses. These lower profit margins have also been impacted by a decrease in excess of 75% in worldwide memory chip prices since December 31, 1995.

    For the three months ended December 31, 1996, selling expenses increased by $413,695 (432%) to $509,532, primarily as a result of the hiring of additional sales staff at MVS and the Company's acquisition of Socrates, Inc. During fiscal year 1997, the Company intends to aggressively expand its marketing and sales presence in each market that the Company's products compete in. Administrative expenses increased $284,943 (54%) to $816,820 for the three months ended December 31, 1996, as a result of an increase in the Company's overall level of operations and the acquisition of Socrates.

    Research and development expenditures, shown net of Canadian tax credits and capitalized software costs, decreased by $46,415 to $30,201 for the three months ended December 31, 1996, in part due to the Company's products maturing necessitating less research and development. Additionally, subsequent to the Company achieving technological feasibility on several software development efforts late in fiscal year 1995, the Company continues to capitalize, in accordance with Statement of Financial Accounting Standards No. 86, labor costs associated with these research and development efforts. Management expects to begin amortizing such costs in fiscal year 1997 upon release of the associated products. Depreciation and amortization expenses for the three months ended December 31, 1996 increased by $66,293 to $81,824 as a direct result of an increase in depreciable assets from the Company's acquisition of Socrates, Inc. and the resulting goodwill amortization recorded subsequent to the acquisition.

    Interest income and expense and financing charges decreased by $25,515 from $126,319 for the three month period ended December 31, 1996. The decrease is primarily attributable to an increase in interest income from an outstanding note receivable, as well as an increase in other income, offset by an increase in margin loan interest expense.

    The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through December 31, 1996, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal year 1996. However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. Moreover, as a result of the Company's anticipation of increasing levels of profitability, the Company may be required to begin paying income taxes during fiscal year 1997.

    The current provision for income taxes in the accompanying Statements of Operations is based upon the estimated annualized effective tax rate and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. The Company was able to offset the current income tax expense at December 31, 1996, by realizing available deferred tax benefits.

    Net income for the three months ended December 31, 1996 was $600,128 or $0.06 per share, as compared to net income of $330,359 or $0.03 per share for the three months ended December 31, 1995.

    As of December 31, 1996, the Company had working capital of $8,640,669 compared to $9,562,778 as of September 30, 1996. The fiscal year 1996 acquisitions of JMR Distributors, Inc. and Socrates, Inc. and future expansion of the Company's laser vision business, including continual software development, may require increased working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the three month period ended December 31, 1996 (see Consolidated Statements of Cash Flows). While no assurances can be given, the Company believes that cash generated from operations, along with existing resources and available credit are sufficient to meet the Company's short-term working capital and other financing requirements for fiscal 1997. The Company, however, believes that it may have to obtain additional funding or financing to satisfy the long-term capital needs of the Company's subsidiary operations and to provide for adequate working capital reserves. The Company has no significant long-term debt outstanding as of December 31, 1996.

    The Company has a bank line of credit with a Canadian bank for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the prime rate plus 2% (prime was 4.75% on December 31, 1996). At December 31, 1996, borrowings outstanding on the line of credit amounted to $554,745. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory.

    The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at December 31, 1996, amounted to $465,805. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.

    In October, 1996, the Company filed a Post-Effective Amendment to the Company's Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A Warrants previously issued in connection with the Company's August, 1995 initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment filing. Should all 5,140,000 Class A Warrants and 1,000,000 Class B Warrants, plus the underwriters' purchase option for 360,000 shares and 360,000 Class A Warrants, be exercised, the Company will receive the proceeds therefrom, aggregating up to $29,215,000. As of December 31, 1996, 15,000 Class A Warrants had been exercised. The Company can make no assurances that any of the remaining warrants or underwriters' purchase option shares will be exercised.

    Through September 30, 1995, the Company had borrowed $667,000 from Edward Ratkovich, chairman of the board of directors, president, chief executive officer and a principal shareholder of the Company, to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand.. During fiscal year 1996, the Company repaid $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. Total loans and accrued interest outstanding at December 31, 1996 total $226,637.

    The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the U.S. Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    The Company's operating results could be affected by a number of factors. They include the availability and cost of components, an unexpected inability to manage expenses relative to sales growth, and an inability to anticipate downward price pressures by customers using our products and services. Also, there is the potential problem of competing with companies having significantly greater financial, technical and market resources than the Company.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    a.   Exhibits.

         Exhibit 27, Article 5 - Financial Data Schedule


    b.   Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter ended December 31, 1996.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MVSI, INC.

January 30, 1997

                                       By: Edward Ratkovich
                                           ---------------------
                                             Edward Ratkovich
                                           Chairman of the Board