Form 10QSB
period 1997-03-31
MVSI INC
filed 1997-05-05
CIK 937603

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                __________


                                FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:   March 31, 1997

                   Commission file number:   0-26614

                               __________


                               MVSI, INC.
         (Name of Small Business Issuer as Specified In Its Charter)


              Delaware                           52-1707718
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

8133 Leesburg Pike, Suite 750, Vienna, VA          22182
(Address of principal executive offices)         (Zip code)


                            (703) 356-5353
           (Company's telephone number, including area code)
                               ___________


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes__X__ No ____


As of March 31, 1997, 10,645,500 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               MVSI, INC.


                                 INDEX



PART I.   FINANCIAL INFORMATION                               Page

Item 1.   Financial Statements                                  3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                 14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                    17


SIGNATURES                                                     18

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents




Interim Consolidated Financial Statements

	Interim Consolidated Balance Sheets	                        4

	Interim Consolidated Statements of Operations	              5

	Interim Consolidated Statements of Cash Flows	              7

	Notes to Interim Consolidated Financial Statements	         8

MVSI, Inc. and Subsidiaries

Interim Consolidated Balance Sheets


                        							          		March 31,	       September 30,
                          	                  1997		             1996
                                          ------------     --------------
Assets									                           (Unaudited)		      (Audited)

Current Assets

	Cash and cash equivalents	              $ 		204,249	       	$  	313,890
	Investments	                             	2,118,753	         	5,881,202
	Accounts receivable, net of allowance
  for doubtful accounts 	                		5,316,159		        	4,555,259
	Note receivable                              			-            			500,000
	Inventory	                              		3,491,384	        		2,612,539
	Tax credits and income tax receivable		    	554,671	          		405,717
	Prepaid expenses	                         		253,747	          		348,302
                                          -----------        ------------
Total Current Assets		                   	11,938,963		       	14,616,909

Property and Equipment, net 		              	555,174	          		383,518

Capitalized Software Costs	              		1,486,279		        	1,164,182

Investment                              			1,440,081	              		-

Goodwill	                                		2,595,959		        	2,735,638

Deferred Tax Asset	                      		1,482,180	        		1,158,430

Other Assets	                              		105,719		          	101,692
                                          -----------         -----------
                                   				 $	19,604,355       	$	20,160,369
                                          ===========         ===========

Liabilities and Stockholders' Equity

Current Liabilities

	Line of credit and financing
  arrangement                          	$		1,027,239       	$		1,099,973
	Accounts payable and accrued
  liabilities                           			2,574,967	        		3,731,763
	Shareholder loans and interest	           		230,788	          		222,395
                                         ------------       -------------
Total Current Liabilities			               3,832,994 		       	5,054,131

Stockholders' Equity

	Common stock, $.01 par value,
  50,000,000 shares authorized,
  10,755,000 and 10,740,000 shares
  issued, respectively	                    		107,550	          		107,400
 Stock subscription receivable              (150,000)           (150,000)
	Additional paid-in capital	            		20,637,416	       		20,577,566
	Accumulated deficit		                   	(4,267,374)	      		(5,475,602)
	Unrealized loss on investments
  available for sale	                      		(95,402)		         	(59,786)
	Cumulative translation adjustment 	       		(97,719)		         	106,660
	Treasury stock, at cost, 109,500
  and 0 shares, respectively	             		(363,110)		           	  -
                                          -----------        ------------
Total Stockholders' Equity	             		15,771,361	       		15,106,238
                                          -----------        ------------

                                   				$		19,604,355      	$		20,160,369
                                          ===========        ============


The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations

Three Months ended March 31,	                    1997	         1996
                                                 ----          ----
							                                    		(Unaudited)    (Unaudited)


Sales		                                  		$		9,789,881   	$		3,038,459
Cost of Sales	                              		7,901,743	    		1,808,539
                                              ---------       ---------
Gross Profit	                               		1,888,138		    	1,229,920

Expenses
	Selling		                                    		503,061		      	139,420
	Administrative		                              	733,365	      		616,481
	Research and development, net of
  tax credits		                                	131,952	       		74,597
	Depreciation and amortization	                		81,110	       		30,480
                                              ---------       ---------
                                       							1,449,488	      		860,978
                                              ---------       ---------

Earnings from Operations	                     		438,650	      		368,942

Interest Income		                              	124,234	      		112,557
Interest and Financing Charges               			(33,073)	      		(9,707)
                                              ---------       ---------

Earnings Before Income Taxes	                 		529,811	      		471,792

Income Tax (Benefit) Provision
	Current		                                    		(20,000)	         		-
	Deferred		                                   		(58,292)         			-
                                              ---------       ---------
                                         							(78,292)	         		-
                                              ---------       ---------

Net Earnings                                	$		608,103     	$		471,792
                                              =========       =========

Earnings per Share
	Primary                                      		$		0.05        	$		0.05
                                              =========       =========
	Fully diluted                                 	$ 	0.05        	$		0.05
                                              =========       =========



The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations

Six Months ended March 31,	                      1997          1996
                                                 ----          ----
				                  	                 	 			(Unaudited)	   (Unaudited)


Sales	                                  			$		18,169,814  	$		6,608,601
Cost of Sales	 	                             	14,357,754		   	4,454,581
                                              ----------      ---------
Gross Profit	                                		3,812,060	   		2,154,020


Expenses
	Selling	                                   			1,012,593     			235,257
	Administrative		                             	1,550,185     	1,148,358
	Research and development, net of
  tax credits		                                 	162,153	     		151,413
	Depreciation and amortization	                		162,934	      		46,011
                                               ---------      ---------
                                        							2,887,865	   		1,581,039
                                               ---------      ---------

Earnings from Operations		                      	924,195		     	572,981

Interest Income	                               		316,334     			246,620
Interest and Financing Charges		               	(124,369)    			(17,451)
                                               ---------      ---------

Earnings Before Income Taxes	                		1,116,160	     		802,150

Income Tax (Benefit) Provision
	Current		                                      		90,000	         		-
	Deferred	                                   			(182,071)	        		-
                                               ---------      ---------
                                          							(92,071)	        		-
                                               ---------      ---------

Net Earnings                               	$		1,208,231    	$		802,150
                                               =========      =========

Earnings per Share
	Primary                                       		$		0.10       	$		0.08
                                               =========      =========
	Fully diluted                                  	$ 	0.10       	$		0.08
                                               =========      =========



The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

Six Months ended March 31,	                        1997		         1996
                                                   ----           ----
								                                      	 (Unaudited)	  	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities

	Net income                                			$		1,208,231    	$		802,150
                                                 ---------      ---------
	Adjustments to reconcile net income
 to net cash from operating activities
		Deferred income taxes	                       		(323,750)	        		-
		Depreciation and amortization	                		162,934		      	43,431
		(Gain) loss on foreign exchange		              	(15,365)	      103,079
		Changes in operating assets and liabilities:
			(Increase) in accounts receivable	          		(703,628)	 		(1,068,749)
			(Increase) in inventory		                    	(909,178)	 		(1,257,689)
			(Increase) decrease in tax credits and
     income taxes receivable                  			(154,267)	     		58,915
			Decrease in prepaid expenses		                 	93,589	     		114,066
			(Increase) in other assets		                   	(4,027)	    		(24,312)
			(Decrease) in accounts payable and
     accrued liabilities		                    	(1,216,983)	   		(514,605)
                                                ---------      ---------
Net Cash (Used in) Operating Activities	     		(1,862,444)	 		(1,743,714)
                                                ---------      ---------

Cash Flows from Investing Activities
	Borrowings on margin against investments	    		3,762,449	     		425,788
	Property, plant and equipment purchases		      	(193,134)		    	(28,301)
	Capitalized software costs	                   		(322,097)	   		(505,388)
	Investment in e-Net, Inc.		                    	(940,081)	        		-
                                                ---------      ---------
Net Cash Provided by (Used in)
 Investing Activities                           2,307,137       (107,901)
                                                ---------      ---------

Cash Flows from Financing Activities
	Net (decrease) increase in line of credit	     		(68,738)	    		312,500
	Proceeds from shareholder loans		              	   8,393			     207,257
	Payment of shareholder loans                      			-  	    		(300,000)
	Payment of debt	                                  			-  	      		(6,960)
	Purchase of treasury stock	                   		(363,110)	        		-
	Proceeds from issuance of common stock	            		150	       		1,000
	Proceeds from conversion of warrants	            	59,850		       	  -
                                                ---------      ---------
Net Cash (Used in) Provided by
  Financing Activities	                        		(363,455)	      		6,540
                                                ---------      ---------

Effect of Exchange Rate Changes on Cash	       		(190,879)		     	14,944
                                                ---------      ---------

Net (Decrease) in Cash	                        		(109,641)	 		(1,830,131)
Cash at Beginning of Period	                    		313,890	   		2,343,036
                                                ---------      ---------
Cash at End of Period                         	$		204,249    	$		512,905
                                                =========      =========


The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements

March 31, 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months and three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1996.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


  Investments

  Investments consist of short-term U.S. treasury notes, net of margin loans which bear interest at 7 1/2 percent. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value at March 31, 1997 and 1996. The Company has not realized any proceeds from the sale of securities during the three months ended March 31, 1997 and 1996.

MVSI, Inc. and Subsidiaries

March 31, 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Accounts Receivable

  Accounts receivable are stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of March 31, 1997, management has established an allowance for doubtful accounts of approximately $163,000.


  Inventory Valuation

  Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis.

  Management evaluates obsolete and slow-moving inventory at each reporting date and excludes such inventory from the valuation. Management has recorded a $40,000 reserve to record inventory at lower of cost or market at March 31, 1997. The value of inventories written off because of obsolescence or slow movement has not been material to date.


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


  Capitalized Software Costs

  Beginning in fiscal year 1995, certain software development costs not reimbursed by the Canadian government have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. Software development costs incurred subsequent to achievement of technological feasibility, and not reimbursed by the Canadian government, were not material in previous years. Technological feasibility occurs when the Company has completed all planning and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technological performance requirements. No amortization has been recorded in the accompanying financial statements pending release of the associated products. Management believes that these products will be available for sale during late fiscal year 1997. During the quarter ended March 31, 1997, the Company expensed $55,000 of previously capitalized costs based upon a reevaluation of the status of certain products. When products are ready for sale, the Company's policy will be to amortize capitalized software costs by the greater of (a) the ratio the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

MVSI, Inc. and Subsidiaries

March 31, 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Goodwill

  Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the six months ended March 31, 1997 and 1996 was $139,280 and $22,500, respectively.


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


  Income Taxes

  The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through March 31, 1997, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses.


  Earnings Per Share

  Earnings per share (EPS), both primary and fully diluted, are computed, under the modified treasury stock method for the six months and three months ended March 31, 1997. Under the modified treasury stock method, earnings per share are based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion, at the beginning of the year, of the Company's Class A and Class B warrants which are considered to be common stock equivalents. The number of shares that would be issued from the assumed exercise of the warrants has been reduced by the number of shares that could have been purchased from the proceeds, at the average market price of the Company's stock for the three months and six months ended March 31, 1997, subject to a 20% limitation. Once the proceeds have been applied to purchase common stock up to 20% of the outstanding common stock, the balance of the proceeds are assumed to be invested in government securities.

MVSI, Inc. and Subsidiaries

March 31, 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Earnings Per Share-Continued

  Accordingly, net earnings (for both primary and fully diluted EPS) have been adjusted for interest revenue, net of tax, from the assumed purchase of government securities with the excess proceeds. The weighted average number of common and common equivalent shares used in the primary and fully diluted EPS computations were 14,693,778 for the three months ended March 31, 1997 and 14,708,196 for the six months ended March 31, 1997.

  For the six months and three months ended March 31, 1996, the Company's common stock equivalents were anti-dilutive and accordingly were not included in the March 31, 1996 EPS computations. For the three months and six months ended March 31, 1996, the weighted average number of common shares outstanding, computed without regard to common stock equivalents, was 10,240,000.


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

MVSI, Inc. and Subsidiaries

March 31, 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

  Translation of Foreign Currency and Concentration of Credit Risk-Continued

  The Company's customers are not concentrated in any specific geographic region. As a matter of policy, the Company requires its larger customers to furnish letters of credit (and in some instances, advance deposits) to minimize credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.


NOTE C--SIGNIFICANT TRANSACTIONS

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

  However, certain uncontrollable events negatively affected the proposed acquisition and as a result, MVSI and e-Net agreed that it was not in the best interests of the shareholders of either company to proceed with the proposed acquisition of e-Net by MVSI. As of January 14, 1997, MVSI had provided e-Net $1,250,000 in working capital, pursuant to a promissory note under an October 1996 agreement. In the new agreement, dated January 14, 1997, e-Net granted MVSI, for the $1.25 million loan made to e-Net, a five-year conversion option to acquire e-Net securities at a fixed price in future financing obtained by e-Net from other sources. This conversion option could be exercised, at MVSI's discretion, in lieu of MVSI demanding cash repayment of the loan during the five-year period. In February 1997, MVSI converted the $1.25 million note to 250,000 shares of e-Net common stock in order to facilitate the proposed underwriting of e-Net's intial public offering ("e-Net's IPO"), which occurred in April 1997. The 250,000 shares of e-Net common stock owned by MVSI were registered as part of e-Net's IPO and are restricted from sale for a 12-month period from the date of e-Net's IPO, but may be released for sale during the 12-month period with the consent of the Underwriter.

  As a result of the restructured agreement and subsequent note conversion, MVSI has reclassified its note receivable from e-Net to an investment in e-Net (see accompanying balance sheet). The investment, which includes certain costs incident to the transactions, is stated at cost that does not exceed estimated net realizable value.

MVSI, Inc. and Subsidiaries

March 31, 1997


NOTE C--SIGNIFICANT TRANSACTIONS--Continued

  Restructuring of e-Net, Inc. Relationship-Continued

  In addition, MVSI acquired a perpetual original equipment manufacture
  (OEM) license to e-Net's Telecom 2000, a proprietary telecommunications product which allows secure, private voice communications across the Internet and intranets. MVSI and e-Net will continue to explore cooperation through possible future technology transfers or licensing of their respective technology products and services.


 	South Korean Joint Venture Agreement

 	MVS Modular Vision Systems, Inc. ("MVS") and Kyung Pil Woo, a South Korean distributor of high technology products, entered into a joint venture agreement, subject to parent company approval, whereby MVS and Mr. Woo have established a South Korean company ("TRIVISION") to service, assemble and perform the final manufacture of MVS and other high technology products. The Joint Venture will also promote, market, sell and distribute these products in South Korea and other Asian markets.
  The Joint Venture will be owned equally (50%/50%) by MVS and Mr. Woo in exchange for each party's capital contribution of $500,000 in cash to the Joint Venture's working capital. As of March 31, 1997, MVS and Mr. Woo are completing final modifications to the initial joint venture agreement. Pending the signing of this agreement, MVS will provide its capital contribution of $500,000 to the Joint Venture. The Company believes that the Joint Venture is essential to establishing a larger market presence for MVS products in South Korea and other Asian nations.


NOTE D--LEASE COMMITMENT

  On April 30, 1997, the Company entered into an agreement to lease approximately 35,000 square feet of space in Largo, Maryland to be used for the assembly of computer components: the manufacturing of computer systems; and the integration of computer systems for network applications. In addition, the facility will provide warehouse and office space, a customer showroom and training facilities. The 5-year lease term, which includes annual rent escalation clauses, provides for annual base rent of approximately $140,000, plus the Company's share of property, taxes, and maintenance costs.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  	The Company reported sales of $9,789,881 for the three month period ended March 31, 1997 as compared to $3,038,459 for the same period in fiscal year 1996. For the six months ended March 31, 1997, the Company reported sales of $18,169,814 as compared to $6,608,601 for the same period in fiscal year 1996. The increase in sales of $11,561,213 or 175% is attributable to the acquisition of Socrates, Inc., effective July 1, 1996 and strong demand for the Company's computer products and services and laser machine vision products and systems.

  	The gross margin of the Company decreased to 19% and 21% for the three months and six months ended March 31, 1997, respectively. The decrease in margins is principally a result of relatively lower gross profit margins in the Company's computer distribution and reselling businesses.

   For the three months ended March 31, 1997, selling expense increased by $363,641 (261%) to $503,061 and increased by $777,336 (330%) to
 $1,012,593 for the six months ended March 31, 1997. The increase in selling expenses, over those of the prior year, is primarily a result of increased sales and marketing efforts and the Company's acquisition of Socrates, Inc. During fiscal year 1997, the Company has agressively worked towards expanding its marketing and sales presence in each market that the Company's products compete in. Administrative expenses increased $116,884 (19%) to $733,365 for the three months ended March 31, 1997 and increased by $401,827 (35%) for the six months ended March 31, 1997, as a result of an increase in the Company's overall level of operations and the acquisition of Socrates.

	  Research and development expenditures, shown net of Canadian tax credits, increased by $57,355 to $131,952 for the three months ended March 31,
 1997 and increased by $10,740 to $162,153 for the six months ended
 March 31, 1997, as a result of the Company's continuing research and development efforts.  Additionally, subsequent to the Company achieving technological feasibility on several software development efforts late in fiscal year 1995, the Company continues to capitalize, in accordance with Statement of Financial Accounting Standards No. 86, certain labor costs directly associated with these research and development efforts.
 Management expects to begin amortizing such costs in late fiscal year
 1997 upon release of the associated products. During the quarter ended
 March 31, 1997, the Company expensed $55,000 of previously capitalized costs based upon a reevaluation of the status of certain products.
 Depreciation and amortization expenses for the three months ended
 March 31, 1997 increased by $50,630 to $81,110 and increased by $46,011 to $162,934 for the six months ended March 31, 1997, as a direct result of an increase in depreciable assets from the Company's acquisition of
 Socrates, Inc. and the resulting goodwill amortization recorded subsequent to the acquisition.

   Interest income and expense and financing charges decreased by $11,689 from $102,850 for the three month period ended March 31, 1997, and decreased by $37,204 for the six months ended March 31, 1997. The decrease is primarily attributable to an increase in interest income from an outstanding note receivable, as well as an increase in other income, offset by an increase in margin loan interest expense.

   The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through March 31, 1997, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal year 1996. However, in the event a change of control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. Moreover, as a result of the Company's anticipation of increasing levels of profitability, the Company may be required to begin paying income taxes during fiscal year 1997.

   The current provision for income taxes in the accompanying Statements of Operations is based upon the estimated annualized effective tax rate and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. The Company was able to offset the current income tax expense at March 31, 1997, by realizing available deferred tax benefits.

   Net income for the three months ended March 31, 1997 was $608,103 or $0.05 per share ($0.06 per share excluding the dilutive effect of 6.1 million outstanding warrants), as compared to net income of $471,792 or $0.05 per share for the three months ended March 31, 1996. Net income for six months ended March 31, 1997 was $1,208,231 or $0.10 per share ($0.11 per share excluding the dilutive effect of 6.1 million outstanding warrants), as compared to net income of $802,150 or $0.08 per share for the first six months a year ago. The per share data for the six months and three months ended March 31, 1996, does not include the 6.1 million outstanding warrants as the warrants were anti-dilutive during those periods.

	  As of March 31, 1997, the Company had working capital of $8,105,969 compared to $9,562,778 as of September 30, 1996. The fiscal year 1996 acquisitions of JMR Distributors, Inc. and Socrates, Inc. and future expansion of the Company's laser vision business, including continual software development, may require increased working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the six months ended March 31, 1997
 (see Consolidated Statements of Cash Flows). While no assurances can be given, the Company believes that cash generated from operations, along with existing resources and available credit are sufficient to meet the Company's short-term working capital and other financing requirements.
 The Company, however, believes that it will be necessary to obtain additional funding or financing to satisfy the long-term capital needs of the Company's subsidiary operations and to provide for adequate working capital reserves. The Company has no significant long-term debt outstanding as of March 31, 1997.

   The Company has a bank line of credit with a Canadian bank for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the Canadian bank's prime rate plus 2% (prime was 4.75% on March 31, 1997). At March 31, 1997, borrowings outstanding on the line of credit amounted to $423,913. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory of the Company's Canadian subsidiary.

   The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at March 31, 1997, amounted to $603,326. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.

   In October 1996, the Company filed a Post-Effective Amendment to the Company's Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A Warrants previously issued in connection with the Company's August 1995 initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment filing. Should all 5,140,000 Class A Warrants and 1,000,000 Class B Warrants, plus the underwriters' purchase option for 360,000 shares and 360,000 Class A Warrants, be exercised, the Company will receive the proceeds therefrom, aggregating up to $29,215,000. As of March 31, 1997, 15,000 Class A Warrants had been exercised. The Company can make no assurances that any of the remaining warrants or underwriters' purchase option shares will be exercised.

   Through September 30, 1995, the Company had borrowed $667,000 from Edward Ratkovich, chairman of the board of directors, president, chief executive officer and a principal shareholder of the Company, to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand. During fiscal year 1996, the Company repaid $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. Total loans and accrued interest outstanding at March 31, 1997 total $230,788.

	  In February 1997, the Company converted a $1.25 million note with e-Net, Inc. to 250,000 shares of e-Net, Inc. common stock. The 250,000 shares of e-Net common stock owned by MVSI (classified as an investment in the accompanying balance sheet) were registered as part of e-Net's initial public offering (IPO) and are restricted from sale for a 12-month period from the date of e-Net's IPO (April 1997) but may be released for sale during the 12-month period with the consent of the Underwriter.

	  During the quarter ended March 31, 1997, the Company repurchased 109,500 shares of outstanding MVSI common stock (reflected as Treasury Stock in the accompanying balance sheet) in open market and block transactions. The Company intends to continue to buy back additional MVSI securities in open market or block transactions in compliance with U.S. Securities and Exchange Commission regulations.

	  On April 30, 1997, the Company entered into an agreement to lease approximately 35,000 square feet of space in Largo, Maryland to be used for the assembly of computer components: the manufacturing of computer systems; and the integration of computer systems for network applications. In addition, the facility will provide warehouse and office space, a customer showroom and training facilities. The 5-year lease term, which includes annual rent escalation clauses, provides for annual base rent of approximately $140,000, plus the Company's share of property, taxes and maintenance costs.

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

         Exhibit 11, Computation of Earnings Per Share
       		Exhibit 27, Article 5 - Financial Data Schedule

   	b.  	Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                SIGNATURES


	  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   									       MVSI, INC.

April 30, 1997

                                  								By: 	  EDWARD RATKOVICH
                                                 ----------------
                                   									     Edward Ratkovich
                               								    	  Chairman of the Board

                        MVSI, Inc. and Subsidiaries          Exhibit 11

                     COMPUTATION OF EARNINGS PER SHARE

                                              Primary     Fully Diluted
                                              Earnings      Earnings
Six Months ended March 31, 1997              Per Share     Per Share
-------------------------------              ---------    -------------

Weighted Average Shares Outstanding
 for the period                             10,728,995      10,728,995

Common stock equivalents arising
 from assumed exercise of warrants           3,979,201       3,979,201
                                            ----------      ----------
                                            14,708,196      14,708,196
                                            ==========      ==========

Net earnings for the period,
 as presented                               $1,208,231      $1,208,231

Add: Interest revenue from the
 assumed purchase of government
 securities (A), net of tax                    248,160         248,160
                                            ----------     -----------
Adjusted net earnings                       $1,456,391      $1,456,391
                                            ==========     ===========

Earnings per share                               $0.10           $0.10
                                            ==========     ===========


Three Months ended March 31, 1997
---------------------------------

Weighted Average Shares Outstanding
 for the period                             10,710,972      10,710,972

Common stock equivalents arising
 from assumed exercise of warrants           3,982,806       3,982,806
                                            ----------      ----------
                                            14,693,778      14,693,778
                                            ==========      ==========

Net earnings for the period,
 as presented                                 $608,103        $608,103

Add: Interest revenue from the
 assumed purchase of government
 securities (A), net of tax                    168,819         168,819
                                            ----------      ----------
Adjusted net earnings                         $776,922        $776,922
                                            ==========      ==========

Earnings per share                               $0.05           $0.05
                                            ==========      ==========


(A) Results from the 20% limitation on the number of shares repurchased upon exercise of warrants under the treasury stock method