Form 10-Q
period 1997-06-30
MVSI INC
filed 1997-08-15
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                __________


                               FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



   For the quarterly period ended:                Commission file number:
           June 30, 1997                                  0-26614



                                 ___________


                                  MVSI, INC.
           (Name of Small Business Issuer as Specified In Its Charter)



              Delaware                                52-1707718
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

       8133 Leesburg Pike, Suite 750, Vienna, VA          22182
       (Address of principal executive offices)         (Zip code)




                               (703) 356-5353
             (Company's telephone number, including area code)


                                 ___________



    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
 Yes __X__  No ____


    As of June 30, 1997, 10,875,500 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents


Interim Consolidated Financial Statements

          Interim Consolidated Balance Sheets                         4

          Interim Consolidated Statements of Operations               5

          Interim Consolidated Statements of Cash Flows               7

          Notes to Interim Consolidated Financial Statements          8

MVSI, Inc. and Subsidiaries

Interim Consolidated Balance Sheets

                          									          June 30	       September 30,
	                                              1997	     	      1996
-----------------------------------------------------------------------------
Assets						                           			 (Unaudited)        (Audited)

Current Assets
	Cash and cash equivalents               	$		1,723,350      	$		313,890
	Marketable securities			                    2,705,179	     		5,881,202
	Accounts receivable, net of allowance
 for doubtful accounts                    			5,189,307		     	4,555,259
	Note receivable		                                	-         			500,000
	Inventory	                                		4,307,822		     	2,612,539
	Tax credits and income tax receivable      			579,191	       		405,717
	Prepaid expenses                           			223,138	       		348,302
                                          ------------       -----------
Total Current Assets	                     		14,727,987	    		14,616,909

Property and Equipment, net                 			608,900	       		383,518

Capitalized Software Costs	                		1,572,025	     		1,164,182

Goodwill	                                  		3,309,745	     		2,735,638

Deferred Tax Asset	                        		1,955,046	     		1,158,430

Other Assets	                                		131,472	       		101,692
                                          -------------      -----------
                                     				$		22,305,175   	$		20,160,369
____________________________________________________________________________
Liabilities and Stockholders'Equity

Current Liabilities
	Line of credit and financing
   arrangements                          $   		821,822    $  	1,099,973
	Accounts payable and accrued liabilities 			3,548,520	       3,731,763
	Shareholder loans and interest		             	795,752	       		222,395
                                          -------------   ---------------
Total Current Liabilities		                 	5,166,094		     	5,054,131

Stockholders' Equity
	Common stock, $.01 par value,
   50,000,000 shares authorized,
   11,055,000 and 10,740,000 shares
   issued, respectively	                     		110,500         	107,400
	Stock subscription receivable	             		(150,000)	     		(150,000)
	Additional paid-in capital		              	21,701,891	     	20,577,566
	Accumulated deficit		                     	(3,450,936)	   		(5,475,602)
	Unrealized loss on investments
   available for sale	                      		(415,767)      			(59,786)
	Cumulative translation adjustment          			(83,997)      			106,660
	Treasury stock, at cost, 179,500 and
   0 shares, respectively	                  		(572,660)		         	  -
                                           -------------    --------------
Total Stockholders' Equity	               		17,139,081			    15,106,238
                                           -------------    --------------
                                        $	 	22,305,175	   $		20,160,369
____________________________________________________________________________
The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations


Three Months ended June 30,	                          1997		        1996
								                                          	(Unaudited)	  (Unaudited)

Sales	                                       			$		11,680,087 	$		3,250,354
Cost of Sales	                                    		9,651,797	  		2,372,117
                                                -------------  -------------
Gross Profit	                                     		2,028,290	    		878,237

Expenses
	Selling                                          				509,211	    		118,008
	Administrative	                                     	808,066		    	421,351
	Research and development, net of tax credits		      	155,671		     	39,345
	Depreciation and amortization		                     	153,235	     		27,283
                                                --------------  ------------
                                             							1,626,183	    		605,987

Earnings from Operations                           			402,107	    		272,250

Interest Income	                                    		115,832	    		108,036
Interest and Financing Charges	                     		(83,036)	   		(21,875)
                                                --------------  -------------

Earnings Before Income Taxes	                       		434,903    			358,411

Income Tax (Benefit) Provision
	Current	                                           			45,000	         		-
	Deferred			                                        	(426,532)	  		(224,265)
                                                --------------  -------------
                                              							(381,532)	  		(224,265)
                                                --------------  -------------

Net Earnings 	                                     $		816,435   	$		582,676
_____________________________________________________________________________

Earnings per Share
	Primary	                                            	$		0.07      	$		0.05

	Fully diluted                                       	$ 	0.07      	$		0.05
_____________________________________________________________________________


The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations


Nine Months ended June 30,	                             199	         1996
							                                           		(Unaudited)	 (Unaudited)

Sales	                                         			$	29,849,901  $	9,858,955

Cost of Sales	                                    		24,009,551	 		6,826,698
                                                  ------------  ------------
Gross Profit	                                      		5,840,350	  	3,032,257

Expenses
	Selling	                                         			1,521,804	   		353,265
	Administrative		                                   	2,358,251	 		1,569,709
	Research and development, net of tax credits	       		317,824	   		190,758
	Depreciation and amortization	                      		316,169	    		73,294
                                                  ------------  ------------
                                                    	4,514,048		 	2,187,026
                                                  ------------  ------------

Earnings from Operations		                          	1,326,302   			845,231

Interest Income	                                     		432,166	   		354,656
Interest and Financing Charges		                     	(207,405)  			(39,326)
                                                  ------------  ------------

Earnings Before Income Taxes                      			1,551,063	 		1,160,561

Income Tax (Benefit) Provision
	Current		                                            	135,000		        	-
	Deferred	                                         			(608,603) 			(224,265)
                                                  ------------  ------------
                                               							(473,603)		 	(224,265)
                                                  ------------  -----------
Net Earnings                                     	$		2,024,666 	$	1,384,826
_____________________________________________________________________________

Earnings per Share
	Primary	                                             	$		0.17     	$		0.13

	Fully diluted                                         $ 	0.17     	$		0.12
_____________________________________________________________________________

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

Nine Months ended June 30,	                              1997        1996
								                                        	    (Unaudited)		(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
	Net income 		                                    	$		2,024,666	 $		1,384,826
	Adjustments to reconcile net income to net cash
		from operating activities,
		Deferred income taxes	                             		(532,503)	  		(224,265)
		Depreciation and amortization			                      316,169	     		60,539
		Unrealized loss on investments	                     		355,980	     		    -
		(Gain) loss on foreign exchange		                       	(743)	    		39,882
		Changes in operating assets and liabilities,
  net of effects of acquisition
			 Decrease (increase) in accounts receivable	       		527,249	 		(1,570,635)
			(Increase) in inventory	                            (770,616)	  		(411,583)
			(Increase) in tax credits and income
     taxes receivable	                               		(146,271)	    		(1,130)
		 	Decrease in prepaid expenses	                      		92,181	     		41,665
			(Increase) in other assets		                         	(5,855)	   		(32,167)
			(Decrease) in accounts payable and accrued
    liabilities	                                   		(1,952,006)     (980,224)
                                                    ------------  -----------
Net Cash (Used in) Operating Activities		              	(91,749)			(1,693,092)

Cash Flows from Investing Activities
	Borrowings on margin against investments	           	3,676,023       400,836
	Property, plant and equipment purchases		            	(260,917)	   		(33,930)
	Capitalized software costs		                         	(407,843)	  		(763,258)
	Investment in e-Net, Inc.		                          	(915,000)	        		-
                                                    ------------  -----------
Net Cash Provided by (Used in) Investing Activities  	2,092,263	   		(396,352)

Cash Flows from Financing Activities
	Net (decrease) increase in line of credit	          		(274,156)	   		232,011
	Proceeds from shareholder loans		                     	201,920			         -
	Payment of shareholder loans                             			-    			(524,000)
	Payment of debt			                                         	-     			(11,654)
	Purchase of treasury stock		                         	(572,660)        			-
	Proceeds from issuance of common stock	                  		150	    		600,000
	Proceeds from conversion of warrants	                 		59,850       			  -
                                                     -----------  -----------
Net Cash (Used in) Provided by Financing Activities		 	(584,896)	   		296,357

Effect of Exchange Rate Changes on Cash	               		(6,158)	    		29,978
                                                     -----------  -----------

Net Increase (Decrease) in Cash	                    		1,409,460 			(1,763,109)
Cash at Beginning of Period	                          		313,890	  		2,343,036
                                                     -----------  -----------
Cash at End of Period                             	$		1,723,350   	$		579,927
                                                     ===========  ===========

The accompanying notes are an integral part of these statement


MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements


June 30, 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1996.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of MVSI, Inc. (a Delaware corporation), and its three wholly owned subsidiaries: MVS Modular Vision Systems, Inc. (MVS-Canada), a Montreal, Quebec-based corporation engaged in the design and manufacture of proprietary machine vision products and systems; Socrates, Inc.(Socrates), a Gaithersburg, Maryland-based corporation, which integrates,installs and supports high-end computer and communication equipment; JMR Distributors, Inc. (JMR), a Lorton, Virginia-based corporation specializing in the purchase and sale of computer memory chips and network equipment; and Expert, Inc. (Expert), a Fresh Meadows, New York-based corporation which contract manufactures and markets proprietary and generic computer systems products and services for advanced computer systems integration and networking (collectively referred to as the "Company"). The results of operations of Socrates are included in the accompanying financial statements since the July 1, 1996 acquisition date and the results of Expert are included in the accompanying financial statements since the April 1, 1997 acquisition date. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities consist of short-term U.S. treasury notes, net of margin loans which bear interest at 7 1/2 percent, and the Company's equity investment in e-Net, Inc. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these

MVSI, Inc. and Subsidiaries

June 30, 1997

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Marketable Securities - Continued

securities as available-for-sale, and recorded the securities at fair value, based on quoted market prices, with the unrealized gains or losses, reported in stockholders' equity at June 30, 1997 and 1996. The Company has not realized any proceeds from the sale of securities during the three months ended June 30, 1997 and 1996.

Accounts Receivable

Accounts receivable are stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of June 30, 1997, management has established an allowance for doubtful accounts of approximately $93,000.

Inventory Valuation

Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis.

Management evaluates obsolete and slow-moving inventory at each reporting date and excludes such inventory from the valuation. Management has recorded a $40,000 reserve to record inventory obsolescence at June 30, 1997. The value of inventories written off because of obsolescence or slow movement has not been material to date.

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

Capitalized Software Costs

Beginning in fiscal year 1995, certain software development costs not reimbursed by the Canadian government have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. Software development costs incurred subsequent to achievement of technological feasibility, and not reimbursed by the Canadian government, were not material in previous years. Technological feasibility occurs when the Company has completed all planning and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technological performance requirements.
No amortization had been recorded in the accompanying financial statements prior to the current fiscal year, pending release of the associated products. Several products became available for sale during the three months ended
June 30, 1997. Accordingly, the Company began amortizing the associated capitalized software costs and recorded amortization expense of approximately $35,000 in the accompanying financial statements for

MVSI, Inc. and Subsidiaries

June 30, 1997

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Capitalized Software Costs - Continued

the three months ended June 30, 1997. When additional products are ready for sale, the Company will continue its policy of amortizing capitalized software costs by the greater of (a) the ratio the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on.
It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the nine months ended June 30, 1997 and 1996 was $230,893 and $34,350, respectively.

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

Income Taxes

The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through June 30, 1997, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses.

Earnings Per Share

Earnings per share (EPS), both primary and fully diluted, are computed, under the modified treasury stock method for the nine months and three months ended June 30, 1997 and 1996.

MVSI, Inc. and Subsidiaries

June 30, 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share-Continued

Under the modified treasury stock method, earnings per share are based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion, at the beginning of the year, of the Company's Class A and Class B warrants which are considered to be common stock equivalents. The number of shares that would be issued from the assumed exercise of the warrants has been reduced by the number of shares that could have been purchased from the proceeds, at the average market price (primary EPS) of the Company's stock for the three months and nine months ended June 30, 1997 and 1996, and at the closing market price (fully diluted EPS) for the three months and nine months ended June 30, 1997 and 1996, subject to a 20% limitation. Once the proceeds have been applied to purchase common stock up to 20% of the outstanding common stock, the balance of the proceeds are assumed to be invested in government securities. Accordingly, net earnings (for both primary and fully diluted EPS) have been adjusted for interest revenue, net of tax, from the assumed purchase of government securities with the excess proceeds. The weighted average number of common and common equivalent shares used in the primary and fully diluted EPS computations were 15,005,576 and 15,355,736 for the three months ended June 30, 1997 and 1996, respectively, and 14,801,261 and 15,339,446 for the nine months ended June 30, 1997 and 1996, respectively.

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

MVSI, Inc. and Subsidiaries

June 30, 1997


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


NOTE C--SIGNIFICANT TRANSACTIONS

	South Korean Joint Venture Agreement

	MVS Modular Vision Systems, Inc. ("MVS") and Kyung Pil Woo, a South Korean distributor of high technology products, entered into a joint venture agreement, whereby MVS and Mr. Woo have established a South Korean company ("TRIVISION") to service, assemble and perform the final manufacture of MVS and other high technology products. The Joint Venture will also promote, market, sell and distribute these products in South Korea and other Asian markets. The Joint Venture will be owned equally (50%/50%) by MVS and Mr. Woo in exchange for each party's initial capital contribution of $200,000 in cash to the Joint Venture's working capital. MVS remitted its capital contribution in July 1997, upon completion of the joint venture agreement. The Company believes that the Joint Venture is essential to establishing a larger market presence for MVS products in South Korea and other Asian nations.

 	Lease Commitment

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

MVSI, Inc. and Subsidiaries

June 30, 1997


NOTE D--STOCK PLANS

During the quarter ended June 30, 1997, the Company adopted the MVSI 1997 Stock Option Plan and the MVSI 1997 Employee Stock Purchase Plan, both of which were ratified at the Company's Annual Meeting of Stockholders in April 1997. As of June 30, 1997, the Company had granted 480,000 options under the MVSI 1997 Stock Option Plan, with exercise prices of approximately $3.00.



NOTE E--ACQUISITION

The Company acquired Expert, effective April 1, 1997. MVSI exchanged 300,000 of its restricted common stock for all the shares of common stock held by Expert's stockholder. The acquisition of Expert is accounted for as a purchase. The cost in excess of the fair value of net assets acquired (goodwill) of approximately $805,000 will be amortized using an estimated useful life of ten years. The results of operations of Expert are included in the accompanying financial statements since the date of acquisition.



NOTE F--LETTER OF INTENT

On August 6, 1997, MVSI entered into a Letter of Intent to acquire Technet Computer Services, Inc. ("Technet"). Technet, a Virginia corporation, is a computer software development company specializing in software solutions for corporate clients to include implementing solutions for the Year 2000 computer problem. The Letter of Intent provides MVSI an exclusive right for 60 days to negotiate with Technet and reach a definitive agreement.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	The Company reported sales of $11,680,087 for the three month period ended June 30, 1997, as compared to $3,250,354 for the same period in fiscal year
 1996. For the nine months ended June 30, 1997, the Company reported sales of $29,849,901 as compared to $9,858,955 for the same period in fiscal year 1996. The increase in sales of $19,990,946 or 202% is attributable to the acquisition of Socrates, Inc. ("Socrates"), effective July 1, 1996, the acquisition of Expert, Inc. ("Expert"), effective April 1, 1997, and an increase in sales of the Company's computer products and services and laser machine vision products and systems.

	The gross margin of the Company decreased to 17% and 20% for the three months and nine months ended June 30, 1997, respectively. The decrease in margins is principally a result of relatively lower gross profit margins in the Company's computer distribution and reselling businesses.

	For the three months ended June 30, 1997, selling expenses increased by $391,203 (331%) to $509,211 and increased by $1,168,539 (330%) to
 $1,521,804 for the nine months ended June 30, 1997. The increase in selling expenses, over those of the prior year, are primarily a result of increased sales and marketing efforts and the Company's acquisition of Socrates and Expert. During 1997, the Company has aggressively expanded its marketing and sales presence in each market that the Company's products compete in. Administrative expenses increased $386,715 (91%) to $808,066 for the three months ended June 30, 1997 and increased by $788,542 (50%) for the nine months ended June 30, 1997, as a result of an increase in the Company's overall level of operations and the acquisitions of Socrates and Expert.

	Research and development expenditures, shown net of Canadian tax credits, increased by $116,326 to $155,671 for the three months ended June 30, 1997 and increased by $127,066 to $317,824 for the nine months ended June 30, 1997, as a result of the Company's continuing research and development efforts. Additionally, subsequent to the Company achieving technological feasibility on several software development efforts late in fiscal year
 1995, the Company continues to capitalize, in accordance with Statement of Financial Accounting Standards No. 86, certain labor costs directly associated with these research and development efforts. Management began amortizing certain capitalized software costs during the quarter ended
 June 30, 1997, upon release of the associated products. Depreciation and amortization expense for the three months ended June 30, 1997 increased by $125,952 to $153,235 and increased by $242,875 to $316,169 for the nine months ended June 30, 1997, as a direct result of an increase in depreciable assets from the Company's acquisitions of Socrates and Expert, the resulting goodwill amortization recorded subsequent to the acquisitions, and the amortization of certain capitalized software costs which began during the quarter ended June 30, 1997.

	Interest income and expense and financing charges decreased by $53,365 from $86,161 for the three month period ended June 30, 1997, and decreased by $90,569 for the nine months ended June 30, 1997. The decrease is primarily attributable to an increase in interest income from an outstanding note receivable, as well as an increase in other income, offset by an
 increase in margin loan interest expense.	The Company has net operating
 loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through June 30, 1997, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal years 1996 and 1997. However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. Moreover, as a result of the Company's anticipation of increasing levels of profitability, the Company may be required to begin paying income taxes during fiscal year 1997.

	The current provision for income taxes in the accompanying Statements of Operations is based upon the estimated annualized effective tax rate and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.  The Company was able to offset the current income tax expense at June 30, 1997, by realizing
 available deferred tax benefits.	Net income for the three months ended
 June 30, 1997 was $816,435 or $0.07 per share ($0.08 per share excluding the dilutive effect of approximately 6 million outstanding warrants and options), as compared to net income of $582,676 or $0.05 per share for the three months ended June 30, 1996. Net income for the nine months ended
 June 30, 1997 was $2,024,666 or $0.17 per share ($0.19 per share excluding the dilutive effect of approximately 6 million outstanding warrants and options), as compared to net income of $1,384,826 or $0.12 per share
 (fully diluted) for the first nine months a year ago.	As of June 30, 1997,
 the Company had working capital of $9,561,893 compared to $9,562,778 as of September 30, 1996. The fiscal year 1996 acquisitions of JMR Distributors and Socrates, the fiscal year 1997 acquisition of Expert, and future expansion of the Company's laser vision business, including continual software development, may require increased working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the nine months ended June 30, 1997 (see Consolidated Statements of Cash Flows). While no assurances can be given, the Company believes that cash generated from operations, along with existing resources and available credit are sufficient to meet the Company's short-term working capital and other financing requirements.
 The Company, however, believes that it will be necessary to obtain additional funding or financing to satisfy the long-term capital needs of the Company's subsidiary operations and to provide for adequate working capital reserves. The Company has no significant long-term debt outstanding as of June 30, 1997.

	The Company has a bank line of credit with a bank for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the bank's prime rate plus .75% (prime was 4.75% on June 30, 1997). At June 30, 1997, borrowings outstanding on the line of credit amounted to $471,014. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory of the Company's Canadian subsidiary.

	The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at June 30, 1997, amounted to $350,807. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.

	Through September 30, 1995, the Company had borrowed $667,000 from Edward Ratkovich, chairman of the board of directors, president, chief executive officer and a principal shareholder of the Company, to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand. During fiscal year 1996, the Company repaid
 $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. Total loans and accrued interest outstanding at June 30, 1997 total $234,938.

	Additionally, a subsidiary of the Company has working capital advances of $560,814 outstanding at June 30, 1997. These working capital advances, which bear interest at 9% and are due on demand, were made to the subsidiary by its former stockholder prior to the Company's acquisition of the subsidiary.

	In October 1996, the Company filed a Post-Effective Amendment to the Company's Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A Warrants previously issued in connection with the Company's August, 1995 initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment filing. Should all 5,140,000 Class A Warrants and 1,000,000 Class B Warrants, plus the underwriters' purchase option for 360,000 shares and 360,000 Class A Warrants, be exercised, the Company will receive the proceeds therefrom, aggregating up to $29,215,000. As of June 30, 1997, 15,000 Class A
 Warrants had been exercised. The Company can make no assurances that any of the remaining warrants or underwriters' purchase option shares will be exercised.

	In February 1997, the Company converted a $1.25 million note with e-Net, Inc. to 250,000 shares of e-Net, Inc. common stock. The 250,000 shares of e-Net common stock owned by MVSI (classified as marketable securities in the accompanying balance sheet) were registered as part of e-Net's initial public offering (IPO) and are restricted from sale for a 12-month period from the date of e-Net's IPO (April 1997) but may be released for sale during the 12-month period with the consent of the Underwriter.

	During the quarter ended June 30, 1997, the Company repurchased 70,000 shares of outstanding MVSI common stock (reflected as Treasury Stock in the accompanying balance sheet) in open market and block transactions.
 The Company intends to continue to buy back additional MVSI securities in open market or block transactions in compliance with U.S. Securities and Exchange Commission regulations.

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

       		Form 8-K, dated June 16, 1997.

                               SIGNATURES


   	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             									       MVSI, INC.

August 14, 1997

                                						By: 	  EDWARD RATKOVICH
									                                 ---------------------
                                             Edward Ratkovich
                             						    	  Chairman of the Board

                       MVSI, Inc. and Subsidiaries          Exhibit 11

                    COMPUTATION OF EARNINGS PER SHARE

                                                    Primary   Fully Diluted
                                                    Earnings     Earnings
Nine Months ended June 30, 1997                     Per Share    Per Share
----------------------------------                 ---------- --------------

Weighted Average Shares Outstanding
  for the period                                   10,698,690   10,698,690

Common stock equivalents arising from assumed
  exercise of warrants and options                  4,102,571    4,102,571
                                                  ------------ ------------
                                                   14,801,261   14,801,261
                                                  ============ ============

Net earnings for the period, as presented          $2,024,666   $2,024,666

Add: Interest revenue from the assumed
  purchase of government securities (A),
  net of tax                                          443,326      443,326
                                                  ------------ ------------
Adjusted net earnings                              $2,467,992   $2,467,992
                                                  ============ ============

Earnings per share                                      $0.17        $0.17
                                                  ============ ============


Three Months ended June 30, 1997
---------------------------------

Weighted Average Shares Outstanding
  for the period                                   10,638,082   10,638,082

Common stock equivalents arising from assumed
   exercise of warrants and options                 4,367,494    4,367,494
                                                  ------------ ------------
                                                   15,005,576   15,005,576
                                                  ============ ============

Net earnings for the period, as presented            $816,435     $816,435

Add: Interest revenue from the assumed
   purchase of government securities (A),
   net of tax                                         167,881      165,143
                                                  ------------ ------------
Adjusted net earnings                                $984,316     $981,578
                                                  ============ ============

Earnings per share                                      $0.07        $0.07
                                                  ============ ============

(A) Results from the 20% limitation on the number of shares repurchased upon exercise of warrants under the treasury stock method

                      ARTICLE 5 FINANCIAL DATA SCHEDULE