Form 10KSB
MVSI INC
filed 1998-01-05
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:          Commission file number:
           September 30, 1997                       0-26614


                                 MVSI, INC.
                (Name of Small Business Issuer in Its Charter)

                Delaware                             54-1707718
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)             Identification No.)

    8133 Leesburg Pike, Suite 750, Vienna, VA            22182
    (Address of principal executive offices)           (Zip code)

                                (703) 356-5353
              (Company's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class               Name of Each Exchange
                                           on Which Registered
           Not Applicable                    Not Applicable

   Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of Class
                        Common Stock, $.01 Par Value
                             Class A Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

The issuer's revenues for its most recent fiscal year:  $39,885,840.

The total market value of the voting stock was $100,032,262, of which $72,058,557 was held by nonaffiliates of the registrant, based upon the closing price of the common stock on December 29, 1997, as quoted by the Nasdaq National Market System.

The number of outstanding shares of the registrant's common stock on December 29, 1997 was 16,506,974.


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Post-Effective Amendment Number 2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, are incorporated herein by reference into Part III of this report. Portions of the Proxy Statement of the registrant to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to January 31, 1998, are incorporated herein by reference into
Part III of this report.

      Transitional Small Business Disclosure Format: Yes   No X

INDEX

Part I                                                  Page
-------                                                 ----

Item 1.   Description of Business.                        3
Item 2.   Description of Properties.                     16
Item 3.   Legal Proceedings.                             17
Item 4.   Submission of Matters to
             a Vote of Security Holders.                 17

Part II
-------

Item 5.   Market for Common Equity and Related
             Stockholder Matters.                        18
Item 6.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.                                 18
Item 7.   Financial Statements.                          26
Item 8.   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure.                       53

Part III
--------
Item 9.   Directors, Executive Officers,
             Promoters and Control Persons;
             Compliance with 16(a) of
             the Exchange Act.                           53
Item 10.  Executive Compensation.                        54

Item 11.  Security Ownership of Certain
             Beneficial Owners and Management.           54
Item 12.  Certain Relationships and
             Related Transactions.                       54
Item 13.  Exhibits, List and Reports
             on Form 8-K.                                54


                                       PART I

Item 1.  Description of Business.

Overview

MVSI, Inc. ("Company"), a Delaware corporation, was incorporated in the State of Delaware on April 12, 1994. The principal executive offices of the Company are in Vienna, Virginia.

The Company is a broad-based technology company with five wholly-owned, operating subsidiaries: Socrates, Inc., a Maryland corporation, headquartered in Largo, Maryland; Technet Computer Services, Inc., a Virginia corporation, headquartered in Vienna, Virginia.
JMR Distributors, Inc., a Virginia corporation, headquartered in Lorton, Virginia; Expert, Inc., a New York corporation, headquartered in Fresh Meadows, New York; and MVS Modular Vision
Systems, Inc., a Canadian corporation, headquartered in Montreal, Quebec, Canada.

The Company's Common Stock, $.01 par value, ("Common Stock") and Class A Warrants were quoted on the Nasdaq SmallCap Market from August 14, 1995 until May 1, 1997. Since May 2, 1997, the Common Stock and Class A Warrants have been quoted on the Nasdaq National Market System under the trading symbols "MVSI" and "MVSIW", respectively. Pursuant to a November 14, 1997 call for the redemption of the outstanding Class A Warrants and Class B Warrants (collectively, the "Warrants"), the Company redeemed all of its outstanding Warrants as of 5:00 p.m., local New York City time, on Monday, December 15, 1997.
Each Class A Warrant entitled the holder to purchase one (1) share of the Common Stock at an exercise price of $4.00 and each Class B Warrant entitled the holder to purchase one (1) share of Common Stock at an exercise price of $4.20.
The Class A Warrants were traded on the Nasdaq National Market System until 4:00 p.m., local New York City time, on Monday, December 15, 1997. The Class B Warrants were not publicly traded. The Company is in the process of desisting its Class
A Warrants. See "Subsequent Events" below for additional information on the redemption of the Warrants.

Unless the context otherwise indicates, the terms "Company" and "MVSI" as used in this Report refer to MVSI, Inc.

COMPANY'S WHOLLY-OWNED OPERATING SUBSIDIARIES

Socrates, Inc. The Company acquired Socrates, Inc., effective July 1, 1996. MVSI exchanged 350,000 shares of its Common Stock for all the shares of common stock held by Socrates' sole stockholder. The shares of Common Stock issued to acquire Socrates were "restricted" securities under Rule 144 of the Securities Act of 1933, as amended. Socrates is engaged in the assembly, integration and marketing of proprietary and generic computer system products and services; computer systems integration, telecommunications integration,
Internet connectivity, and wide and local area networking;
and providing training on the use of computer software programs to individuals, corporations and the government. Socrates' computer product systems and services are marketed nationally to major computer distributors, corporate and government customers. Socrates was incorporated in Maryland in 1989.

In September 1997, Socrates moved to a new 35,000 square foot office, manufacturing and warehouse space in Largo, Maryland, a suburb of Washington, D.C. This new center will serve as Socrates' principal executive offices, primary manufacturing and engineering center, corporate training center and primary warehouse facility.
Socrates has a sales office in West Chester, Pennsylvania and Hampton, Virginia. Socrates has one computer sales and service center in Virginia Beach, Virginia, which sells to individual and corporate clients. As of the date of this Report, Socrates is preparing to open in December 1997 or January 1998 two additional computer sales and service centers in the Newport News-Virginia Beach, Virginia area.
One of the Newport News-Virginia Beach, Virginia area stores will sell computer hardware and software on a dedicated basis to Newport News Shipbuilding, Inc. and its employees, and the other computer sales and service center will sell to the general public of the Newport News-Virginia Beach, Virginia area.

On November 6, 1997, Socrates, Inc. entered into an agreement with the Washington Sports & Entertainment, Inc. ("WSE") whereby Socrates, Inc. would provide computer hardware, software and training services to WSE; the Washington Wizards National Basketball Association Professional Basketball Team and Washington Capitals National Hockey League Professional Hockey Team, which WSE owns; and two major sports and entertainment complexes in the greater Washington, D.C. metropolitan area in which WSE has an ownership interest: the new MCI Center in Washington, D.C. and US Airways Arena in Largo, Maryland. The agreement has a three year term and also entitles Socrates, Inc. to advertise at the MCI Center and US Airways Arena and in television and cable shows and in print publications sponsored or produced by WSE or its affiliates.

In September 1997, Socrates initiated an effort to establish as a separate business line the training of corporate and government employees and information technology professionals in the greater Washington, D.C. metropolitan area in the use of popular computer programs and network systems. Socrates conducted its first training classes in December 1997. Socrates intends to continue its efforts in Fiscal Year 1998 to expand the scope and market of its training business, which expansion could include establishing training centers in other metropolitan areas along the East Coast of the United States and expanding the program of study to qualify individuals to become certified software or network systems engineers or obtain other software or network systems certifications.

To take advantage of the rapid growth of the Internet and intranets and to provide its customers with complete Internet connectivity, Socrates has created a special in-house networking group. The Company anticipates significant growth in Socrates' networking group business and computer training business in fiscal year 1998. The Company makes no assurances that Socrates will be able to successfully penetrate this market or to attain the anticipated significant growth.

The Company intends to continue its financial and other support of Socrates' expansion of business lines and supporting resources as a central part of the Company's strategic goal to establish one-stop information technology capabilities for large corporate and government customers in fiscal year 1998.

Technet Computer Services, Inc. ("Technet"). The Company acquired Technet as a wholly owned subsidiary, effective on July 1, 1997, through an exchange of securities. Technet was incorporated in Virginia in 1989. Technet is engaged in the business of providing customized software development, including turnkey system development and product development, and maintenance services to corporate and government customers.

Technet has software development centers in New Jersey and at its principal executive offices in Vienna, Virginia. Technet also utilizes the software development center of an affiliated company in Madras, India. Technet was acquired by the exchange of 400,000 shares of Common Stock for all of the outstanding shares of Technet common stock. The shares of Common Stock issued to acquire Technet were "restricted securities" under Rule 144 of the Securities Act of 1933, as amended.

Technet's core competency and expertise lies in systems design and development of relational databases, network applications, imaging and multimedia applications. Technet's custom software development work centers on developing and maintaining sales, logistics, finance, research and other major application areas of information management systems.

Technet has also designed, developed and implemented turnkey systems for market research and analysis, consumer relations, help desk, customer service and support, and multimedia expert systems for market research and presentations. Technet's product development has been focused on pre-packaged, easily customized software solutions for warehouse management, order processing, document management, human resource management and medical office management. Technet has initiated the marketing and enhancement of its capabilities to provide Year
2000 conversion solutions, which remedies the inability of many computer programs and systems to properly recognize the new millenium as the Year 2000 and the possible malfunctions resulting from that recognition error. Technet intends to aggressively market its Year 2000 capabilities in Fiscal Year 1998.

Technet's principal customers include several major international cosmetics and fragrance companies, a major U.S. insurance company, an international computer systems manufacturer and a domestic long-distance telephone carrier.

Expert, Inc.   The Company acquired privately owned Expert, Inc. ("Expert"), effective April 1, 1997. Expert is a contract assembler and marketer of proprietary and generic computer system products and services for advanced computer systems integration and networking.

Expert operates from a single 4,000 square foot facility in Fresh Meadows, New York. Expert markets its products internationally. Expert is currently planning to move its operations to a new, larger facility in order to increase its production and warehouse space and to be positioned to exploit any information technologies work resulting from the Company's efforts to develop information technologies capabilities and businesses among its computer system subsidiaries.

The Company exchanged 300,000 shares of Common Stock for all of the outstanding shares of Expert common stock. The shares of Common Stock issued to acquire Expert were "restricted securities" under Rule 144 of the Securities Act of 1933, as amended.

JMR Distributors, Inc. The Company acquired all of the outstanding common stock of JMR Distributors, Inc. in October 1995 in an exchange for 100,000 shares of Common Stock, which were "restricted securities" under Rule 144 of the Securities Act of 1933, as amended.
JMR Distributors operates out of a single 1,800 square foot facility in Lorton, Virginia and is a contract manufacturer and wholesale distributor of proprietary and generic memory products for computers, plotters, laser printers, process controllers and other computer related industry devices; an assembler and seller of custom computer workstations and servers. JMR Distributors also sells network products and accessories manufactured by Linksys Group. JMR
Distributor's products are marketed in North America to computer resellers and dealers.

Although memory prices and profit margins have declined
Dramatically over the past two years, JMR Distributors was able to increase its revenue rate compared with fiscal year 1996. This was accomplished by JMR Distributors increasing its customer base and emphasizing quality products and customer service.

JMR Distributors will move to a larger facility in the first quarter of calendar year 1998 to accommodate the expansion of its production capabilities for memory modules and custom computer workstations and servers. As of the date of this Report, JMR Distributors has an agreement in principle to move its operations to an office, production and warehouse facility of approximately 18,000 square feet in Sterling, Virginia, a suburb of Washington, D.C.

MVS Modular Vision Systems, Inc. ("MVS"), a Canadian corporation, was acquired on November 1, 1994 by the Company through an exchange of securities. The shares of Common
Stock issued in the exchange were "restricted securities" under Rule 144 of the Securities Act of 1933, as amended.
MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. MVS is based in a single facility of approximately 14,000 square feet in Montreal, Quebec, Canada.

The primary component of MVS' products and systems is its three-dimensional camera and laser vision inspection technology.
This technology utilizes specialized cameras, lasers, optics and custom-designed high-speed processing hardware and software for inspection, measurement and motion control in industrial or manufacturing applications. MVS currently markets and sells one principal computer chip inspection scanner product and system: the MVS LaserVision QFP Lead Scanner (the "QFP Scanner"), and also markets and sells one principal sensor product and system: the MVS LaserVision Welding Sensor ("MVS Welding System"), which is used for weld inspection or ensuring that the welding device properly tracks the weld joint or seam.

The QFP Scanner inspects Quad Flat Pack computer chips and during Fiscal Year 1997 was only purchased by a single corporate semiconductor manufacturer in Korea. MVS is seeking other customers for the QFP Scanner in the Far East and North America, but there can be no assurances that MVS will be able to broaden its customer base for the QFP Scanner. Further, MVS believes that the product life for the QFP Scanner has peaked and that demand for the QFP Scanner will decrease over the next
12 to 18 months.

MVS is currently evaluating possible designs for a new
inspection scanner that is capable of inspecting the new generation of computer chips that are being produced by semiconductor manufacturers, but there can be no assurances that MVS will attempt to, or will be able to, develop such a new inspection scanner, or that MVS will be able to successfully market and sell any such new generation of inspection scanners. MVS has not to produce a market ready version of an inspection scanner capable of inspecting the new generation of computer memory chips. There can be no assurances that
 MVS will develop and sell a new generation of scanners or that any new generation of MVS scanners would be competitive with or successful
in the marketplace.   In light of MVS' reliance on scanner sales to
customers in Korea and Taiwan, and the possible effects of the current financial crisis in the Far East on future purchases of new equipment by Far East companies, MVS may be unable, even if it develops and sells a new generation of MVS scanners, to successfully establish a market for its new scanner in Fiscal Year 1998. Traditionally, MVS has relied on both scanner and welding system sales to support its overhead and product development. The potential loss of any scanner sales in Fiscal Year 1998 could have an adverse impact on MVS' financial condition and long-term business prospects. The Company is monitoring this situation closely to curtail any further impact on MVS' financial performance in fiscal year
1998.

The Company believes that its MVS LaserVision Welding Sensor is in the forefront of adaptive arc welding and gluing technology, automating welding machines, guiding robotic devices and improving quality and productivity. MVS' sensors are successfully inspecting weld joint geometry, weld and glue beads, as well as guiding the welding machines for the manufacturing of a wide variety of parts from simple water heating tanks to jet engines and applications involving the welding of door and roof components for automobiles. The Company offers its sensor products and systems for approximately $50,000 and $140,000, each depending on the complexity and configuration of the system.

The Company believes that MVS' laser vision products have made significant improvements in the production capabilities and quality standards of the welding industry. Some welding intensive manufacturing companies have placed repeat orders for MVS LaserVision Welding System. As labor costs have continued
to rise, and as global competition has required increased quality assurance (such as ISO 9000) and levels of productivity, the incentives for manufacturers to adopt machine automation into their manufacturing processes have increased. The welding industry is still a very traditional industry and the promotion of the MVS LaserVision Welding System requires significant customer education. The financial incentives are, in the
 Company's opinion, motivating manufacturers to seriously consider automation, including the retrofit of their existing processes with vision control systems like the MVS LaserVision Welding System, if they are to remain competitive.

MVS initiated an effort in Fiscal Year 1997 to increase sales of its MVS LaserVision Welding Systems to the North
American and European automobile industry and to their robotic and welding suppliers. The Company believes that such an effort will require an ongoing marketing and sales campaign to result in significant sales to this market segment. In the fourth quarter of Fiscal Year 1997, MVS received an order from and delivered to Honda Engineering
North America, Inc. for a MVS LaserVision post-weld inspection system, and MVS entered into an agreement with Automated Welding Systems, Inc.(AWS) to purchase a minimum of $1 million in MVS LaserVision seam tracking systems over the course of Fiscal Years 1997 and 1998. AWS produces tailor welded blanks used in making car door inner panels, body door openings and other automotive components. While the Company is encouraged by these orders in the automobile industry, but there can be no assurances that MVS will be able to successfully establish a market in the automobile industry for the MVS LaserVision Welding System.

MVS successfully demonstrated an MVS LaserVision Welding
 System for Ford Motor Company in Fiscal Year 1997. The purchase order from Ford Motor Company for a MVS LaserVision
 Welding System is still pending.

Markets. The scanner market includes almost all computer memory chip manufacturers (e.g. Intel, Motorola,
 National Semiconductor, Hyundai, Samsung, Fujitsu) worldwide. As computer chips decrease in size and increase in complexity, an ever increasing demand is expected for machine vision based products to assure effective inspection as well as feedback to the production equipment. The Company's principal competitors on the worldwide scanner market are Robotic
Vision Systems, Inc. ("RVSI"), and View Engineering, Inc. ("View"), a subsidiary of Graphic Scanning Corporation. RVSI and View possess significantly greater resources than MVS and have a significantly larger share of the worldwide market than MVS. Further, RVSI and View have introduced new scanner models, which are designed to inspect the new generation of computer memory chips, namely computer chips, which use ball grid arrays of solder balls ("BGA") to connect to the computer board. The introduction of BGA-capable inspection scanners in the market provides RVSI and View with a significant marketing advantage over MVS.

MVS LaserVision Welding System is marketed worldwide, but principally to corporate customers in North America and Europe. Since May 1997, MVS has focused its sales effort for the MVS LaserVision Welding System by relying on direct sales by in-house salespersons for the North American market and relying on local distributors for sales in Europe.

Product Development. MVS is developing a marketable leadframe inspection scanner for a customer in Hong Kong. In Fiscal Year 1997, MVS identified a new measuring device, which appeared capable of providing the speeds and accuracy required for a marketable leadframe inspection scanner. As of the date of this Report, MVS has not produced a market-ready leadframe inspection scanner or "CMM", but, subject to the approval of the customer, MVS intends to pursue the development of a marketable leadframe inspection scanner in Fiscal Year 1998. There are at least a dozen competitors who have launched comparable CMM products during 1996 and 1997 into a market that is both rapidly expanding and highly competitive.
MVS has developed a prototype of the portable, hand-held version of the MVS LaserVision Welding Inspection System. As of the date of this Report, MVS does not have a market-ready version of this product. There can be no assurances that MVS will be able to produce a marketable leadframe inspection scanner or a portable LaserVision Welding Inspection System, or that either of these potential products would be successful in the marketplace.


Manufacturing

The Company's principal production facilities relate to Socrates assembly of computer systems at its Largo, Maryland facility, MVS' production facilities in Montreal, Canada and JMR Distributors' assembly facilities at its Lorton, Virginia facility.

Since May 1997, MVS has increasingly contracted the production of its components and assembly of the subsystems of its welding systems and inspection scanners to a subcontractor in the Montreal area. MVS believes that this subcontractor is capable of producing quality components and at a lower cost than MVS' in-house production operation. MVS still assembles and tests the vision components of each inspection scanner and welding system in its Montreal facility.

Marketing and Sales

Socrates, Expert, and JMR Distributors rely heavily on an in-house direct sales force to sell their products. In the fourth quarter of Fiscal Year 1997, Socrates commenced an advertising campaign in the local media for the greater Washington, D.C.
metropolitan area.   Socrates intends to continue and expand
its use of various forms of print and electronic advertising in Fiscal Year 1998 to complement its direct sales force. Socrates is unsure at this time about the impact of such additional advertising, if any, on its sales.

Technet relies heavily on the sales efforts of its key personnel to market and sell its services. MVSI personnel started to assist Technet in the direct marketing of its Year 2000 conversion capabilities in the fourth quarter of Fiscal Year 1997. MVSI intends to continue such assistance in Fiscal Year 1998.

As a result of its limited and focused target market, MVS' marketing efforts rely heavily on direct sales methods by in-house salespersons and distributors. The relatively high dollar value of each lead scanner unit sold, combined with the technically complex nature of the system, results in an in-depth and complex purchase decision process for the product.
It also requires that sales representatives be trained extensively and have a thorough industry knowledge before they can become effective. As a result, the selling cycle for MVS' products and systems is generally between six to nine months from initial customer contact. A lengthy purchase process is often the case in the purchase of the initial unit of a particular product or system sold by MVS. Subsequent purchases require less time and may result in multiple orders. MVS uses live demonstrations of its products at prospective customers' facilities or at MVS' Montreal facilities as part of its sales effort.


Industry Segment Information and Major Customers

For purposes of segment reporting for the year ended
September 30, 1997, management considers the Company to operate in three industry segments: the computer product integration and distribution industry, the software development industry and the machine vision industry. For the year ended September 30, 1996, management considered the Company to operate in only two industry segments, the machine vision industry and the computer product integration and distribution business.

For the year ended September 30, 1997, the Company had one customer, which accounted for approximately 21% of its total revenue. For the year ended September 30, 1996, the Company had one customer, which accounted for approximately 10 percent
of its total revenue.   In addition, approximately, 15% and 19%
of the Company's sales in fiscal years 1997 and 1996, respectively, were to customers outside North America. A substantial portion of the Company's sales outside North America were to customers in Asia, principally Korea. The financial crisis currently being experienced in this region has had and may have in the future a negative impact on the Company's ability to obtain orders from customers in this region. However, this impact cannot be estimated at this time.

The Company believes that none of its business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the Company's results of operations.

Financial information relating to the Company's industry segments and a breakdown of the Company's sales by geographic region are detailed in Note K in the accompanying consolidated financial statements and are incorporated herein.


Sources of Supply and Backlog

The raw materials and components used in the development and manufacture of MVS' products and systems are generally available from domestic suppliers at competitive prices; fabrication of certain major components is subcontracted for on an as-needed basis. In 1997, MVS entered into an agreement with a third party contract manufacturer whereby the third party will manufacture certain products for the Company. The same company had previously manufactured certain sub-components for MVS. MVS has not experienced any significant difficulty in obtaining adequate supplies and equipment to perform under its purchase orders and agreements.

MVS also purchases certain computer components, used in their products and systems, from both Socrates and JMR Distributors. Furthermore, Socrates purchases certain memory modules used in its computer systems directly from JMR Distributors and Expert.

All materials and components used by Socrates, Expert and JMR
Distributors are available from numerous sources of supply.
The Company does not foresee any shortage of these materials.

For the year ended September 30, 1997, the Company's backlog was approximately $1 million. The Company's computer integration and distribution businesses have historically operated with limited backlog as products are typically shipped shortly after orders are received. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.


Customer Service and Support

The Company warrants certain products and systems for 12 months and provides technical personnel on-site, if required, during the warranty period. The Company, however, endeavors to complete warranty service repairs at its own facilities in order to minimize costs. To date, warranty costs, which are accrued by the Company at the time of sale, have not been material.


Patent, Trademark, Copyright and Proprietary Rights

Neither Socrates, Expert, JMR Distributors nor Technet has
Filed any patents or possesses any technologies or other intellectual property which they believe require or qualify for patent protection.


MVS is a non-exclusive worldwide licensee of the patented welding sensor technology owned by the National Research Council of Canada ("NRC"). The welding sensor is patented (16 claims) in Canada and the U.S. (U.S. Patent No. 4,859,829, August 22, 1989) and patents are pending in Japan and Western Europe. MVS entered into the license agreement with NRC in June 1987 and the agreement expires upon the expiration of the patent in August 2006. The license agreement requires a minimum annual royalty payment to NRC of $20,000 per year and three percent of sales of products incorporating the patent.

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

As a general policy, MVS does not patent its vision processing technology as a result of the fast evolution of the relevant electronic circuitry. Properly packaged with software kernel, imaging routines and user manuals, these processors are a product. MVS may decide, at a later stage, to market these high performance processors to the general machine vision market. In this case, some of the key technology may be patented. The rejection by regulatory authorities of MVS' proposed patents, trademark and copyright applications may have a material adverse impact on MVS' business.

Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure that the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps will include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and systems. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.


Competition

The Company believes that there are other companies, many of which are substantially larger and have substantially greater assets and resources than the Company, engaged in the development of technology, products and services and which may be highly competitive with those of the Company, within each industry the Company competes in. Almost all of the companies with which the Company intends to compete are substantially larger and have substantially greater resources than the Company. It is also likely that other competitors will emerge in the future. Since the Company will compete with companies that have greater market recognition and broader capabilities than the Company, there can be no assurance that the Company or its operating subsidiaries will be able to successfully compete in the marketplace or will be able to achieve success in any of the business endeavors described herein.


Employees

At the year ended September 30, 1997, the Company employed approximately 120 persons, all of whom were full-time employees.
Of these full-time employees, approximately 25 were engaged in management, administration and finance, 55 in development, production and manufacturing and 40 in marketing, training and sales.

The Company believes that its future success will depend in large part upon its continued ability to recruit and retain highly qualified technical personnel. Competition for highly qualified technical personnel is significant, particularly in the geographic areas in which the Company's operations are located. The Company has never experienced a work stoppage and none of its employees is represented by a labor organization. Management of the Company considers its relationship with its employees to be good.


Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions Company of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

The Company's operating results could be affected by a number of factors. They include the availability and cost of components, an unexpected inability to manage expenses relative to sales growth, and an inability to anticipate downward price pressures by customers using our products and services. Also, there is the potential problem of competing with companies having significantly greater financial, technical, and market resources than the Company. The Company's business lines are subject to a variety of additional risks that could materially adversely affect quarterly and annual operating results, including market acceptance of new or existing products, services or technologies.

A significant percentage of the Company's sales to major customers historically have occurred in the last month of a quarter.
Changes in purchasing patterns by one or more of the Company's major customers, and the inability of the Company to anticipate in advance the mix of customer orders and its ability to ship the necessary quantities of product near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results.

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


Subsequent Events

Redemption of Outstanding Class A and Class B Warrants. By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A Warrants and Class B Warrants for redemption for cash at 5:00 p.m., local time, on Monday, December 15, 1997
(the "Redemption Date'), at a redemption price of $.05 per Class
A Warrant and $.05 per Class B Warrant (the "Redemption Price"). After 5:00 p.m., local New York City time, on the Redemption Date, the only right of any holders of a Class A Warrant or Class B Warrant who did not timely exercise, or, in the case of the Class A Warrant holder, timely trade the warrant, was to receive the Redemption Price for each warrant properly tendered to American Stock Transfer &
Trust Company, the Warrant Agent for the warrants.

The following table summarizes the results of the exercise of warrants and the redemption of warrants pursuant to the Company's call for the redemption of all outstanding warrants for $.05 cash per warrant. The following information was provided to the Company by its Warrant Agent.

         WARRANTS AVAILABLE               WARRANTS        PROCEEDS
            FOR EXERCISE                 EXERCISED       TO COMPANY


5,125,000 Class A Warrants               5,086,928      $20,347,712
1,000,000 Class B Warrants               1,000,000        4,200,000
                                                        -----------
Gross Proceeds to Company:                              $24,547,712
Less Company open market repurchases
   and exercise 683,654 Class A Warrants               ($ 4,333,437)
                                                        -----------
Net Proceeds to Company from exercise of
   Class A and Class B Warrants                         $20,214,275 (1)


(1) Net proceeds does not reflect $2,011,427 spent by the Company to purchase 306,800 shares of Common Stock in open market repurchases during the warrant redemption period and pursuant to the Company's previously announced stock repurchase program. If this expenditure was reflected above, Net
     Proceeds to the Company would be $18,202,848.

The Company intends to use the net proceeds from the exercise of the warrants for general working capital purposes, including funding software support and development; marketing and sales efforts; the acquisition of capital equipment;
stock repurchases; and possible future acquisitions, strategic alliances and internal expansion, including the growth of management and employee payroll.

Status of Underwriters' Purchase Option. Pursuant to the
Company's initial public offering in August 1995, the lead underwriter, Stratton Oakmont, Inc. of Lake Success,
 New York (the "IPO Underwriter"), was issued an Underwriters'
 Purchase Option to purchase 180,000 of the Company's
Units, each Unit consisting of two (2) shares of Common
Stock and two Class A Warrants, which Units have not been exercised as of the date of this Prospectus.

The IPO Underwriter was expelled from the securities industry by the National Association of Securities
Dealers, Inc. ("NASD") on December 5, 1996. On or about January 24, 1997, the IPO Underwriter sought protection from creditors by filing a petition under Chapter XI of the U.S. Bankruptcy Code (Case Number 97-40501) (the "Bankruptcy Case") in the United States Bankruptcy Court for the Southern District of New York (Manhattan Division) (the "Bankruptcy Court"). Subsequent to the filing of the petition, the Bankruptcy Court approved a motion by the Securities Investor Protection Corporation to appoint a Trustee for the IPO Underwriter in the Bankruptcy Case to liquidate certain of the IPO Underwriters' assets under the Securities Investor Protection Act of 1970 and U.S. Bankruptcy.

As a result of the aforementioned and pending bankruptcy proceedings involving the IPO Underwriter, and the assertion of third party ownership claims to the Underwriters' Purchase
Option, the Company is uncertain about the current ownership of the Underwriters' Purchase Option and believes that the U.S. Bankruptcy Code prevents the redemption of the Class A Warrants underlying the Underwriters' Purchase Option at this time.
Therefore, the Company is uncertain as of the date of this Report when and if it would be able to redeem the Class A Warrants underlying the Underwriters' Purchase Option. On November 11,
1997, the Company sent a letter to the Trustee for the Bankruptcy Case, to notify the Trustee of the existence of the Underwriters' Purchase Option. In December 1997, the Trustee sent the Company a written request for surrender of the original Underwriters' Purchase Option and related documents to the Trustee. The Company intends to comply with the Trustee's request. Once the legal ownership is determined, the owner could decide to exercise the Underwriters' Purchase Option by paying the Company $11.55 per Unit, aggregating $2,079,000 plus an additional $4.00 per share of Common Stock that would be issued in lieu of the 360,000 Class
A Warrants underlying the Underwriters' Purchase Option, which entitlement to purchase would remain effective until August 14, 2000.


Item 2.  Description of Properties.

The Company leases approximately 1,600 square feet for its principal executive offices located in Vienna, Virginia.
Base rental for the office space is approximately $2,600 per month.

MVS leases approximately 14,000 square feet for its MVS Canadian development and manufacturing facilities located in Montreal, Quebec, Canada, under a lease, which extends through May 1999. MVS operates at approximately 60 percent of capacity. Base rental for the premises is approximately $5,000 per month.
The lease requires the Company to pay certain property taxes and certain operating expenses.

JMR Distributors leases approximately 1,800 square feet for its distribution facilities located in Lorton, Virginia.
Base rental for the premises is approximately $1,200 per month.

Socrates leases approximately 35,000 square feet of space for its computer integration, distribution and training facilities located in Largo, Maryland. Base rent for the space is approximately $11,600 per month. The lease agreement, which expires in 2002, includes rent escalations and requires Socrates to pay certain operating expenses. In addition, Socrates also leases approximately 8,000 square feet in the aggregate of space for its facilities in Gaithersburg, Maryland; West Chester, Pennsylvania; and Newport News, Virginia under leases that expire in 1998 and 1999.
Base rent for these facilities is approximately $7,500 per month in the aggregate and requires the Company to pay certain operating expenses.

Expert leases approximately 4,000 square feet of space for its computer integration and distribution facilities located in Fresh Meadows, New York. Base rent for the space is approximately $2,400 per month. The lease agreement, which expires in May 1999, includes rent escalations and requires the Company to pay certain operating expenses.

Technet leases approximately 1,400 square feet of space for its software development business, located at 8133 Leesburg
Pike, Vienna, Virginia 22182, in space adjacent to the Company's headquarters office space. Base rent for the space is approximately $1,600 per month. The lease agreement, which expires in August 1998, includes rent escalations and requires Technet to pay certain operating expenses. Technet also leases approximately 2,000 square feet of space in Iselin, New Jersey, with a base rent of $3,000, which lease expires in April 1998.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Market for Common Equity and Related Stockholder Matters.


The Common Stock and Class A Warrants were traded on the Nasdaq SmallCap Market System from August 14, 1995 until May 1, 1997, under the symbols "MVSI" and "MVSIW", respectively.  Since May 2,
1997, the Company's Common Stock has traded on the Nasdaq National Market System under the symbol "MVSI" and ceased to be traded on the
Nasdaq SmallCap Market.   The Class A Warrants were traded on the
Nasdaq National Market System under the symbol "MVSIW" until 4:00 p.m., local New York City time, on December 15, 1997 (See "Subsequent Events" above for information about the redemption of the Class A Warrants). On December 29, 1997, the closing price of the Common
Stock was $ 6.06 per share. There are approximately 3,000 shareholders of the Company's Common Stock, as last reported. The following table sets forth the range of high and low trading prices for the Common Stock, as reported by The Nasdaq Stock Market, for the fiscal periods indicated through December 29, 1997.

                                         High         Low

Fiscal Year 1996
   First fiscal quarter                  $8.38       $3.88
   Second fiscal quarter                 $7.38       $4.00
   Third fiscal quarter                  $9.75       $6.88
   Fourth fiscal quarter                $15.63       $8.00
Fiscal year 1997
   First fiscal quarter                 $10.88       $2.75
   Second fiscal quarter                 $6.06       $2.75
   Third fiscal quarter                  $6.13       $2.66
   Fourth fiscal quarter                 $7.69       $4.06
Fiscal year 1998
   First fiscal quarter,
   through December 29, 1997             $9.06       $5.00


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


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The following discussion and analysis of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Moreover, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations. Such statements involve risks and uncertainties that could cause actual results to differ due to a variety of risk factors set forth herein and from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

Fiscal year 1997 was a year of significant achievement for
MVSI, Inc.   The Company was faced with substantial challenges,
both operationally and in the investment community, during 1997, and despite a fourth quarter financial downturn, emerged a financially stronger company. As a result of the Company's recently completed warrant redemption program, the Company received net proceeds of approximately $20.2 million in cash placing the Company in a strong financial position entering 1998.

Fiscal year 1997 was also marked by the successful completion of the Company's move of its securities from the Nasdaq SmallCap Market to the Nasdaq National Market, the acquisitions of Expert, Inc. and Technet Computer Services, Inc., and the opening of Socrates' new 35,000 square foot state-of-the-art information technology center.

The Company also initiated efforts in the fourth quarter of fiscal year 1997 to build a coordinated information technologies capability to capitalize on the expertise of each company and to better serve the Company's existing and prospective corporate and government customers. Additionally, the Company began implementing a strategic plan aimed at returning the Company's Canadian operations to profitability, to include reducing indirect staff levels, outsourcing certain manufacturing operations and redirecting sales and marketing efforts toward more profitable product lines. As a result of these actions, substantial investments were made in the Company's expansion, diversification and upgrading of its products and personnel to solidly position the Company for its next stage of growth.

The Company's diversification and expansion has also presented substantial opportunities in software development and application, to include Year 2000 conversion, training programs in information technology and new applications for the Company's proprietary laser vision systems technology. The Company enters 1998 with the resources necessary to leverage these opportunities and carry out its business plan, although no assurances can be given as to the Company achieving such success.


Results of Operations

    Year ended September 30, 1997 Compared to Year ended
       September 30, 1996

The Company reported an increase in sales of $23,898,204 or 149% to $39,885,840 for the year ended September 30, 1997 as compared to the same period in fiscal 1996. The increase in sales is attributable to the Company's current year acquisitions of Expert (computer integration and distribution) and Technet (software development), as well as the inclusion of a full year of sales for Socrates, which was acquired in the fourth quarter of fiscal 1996. Despite the increase in sales, the Company was impacted in the fourth quarter of Fiscal Year 1997 by the lack of MVS machine vision scanner sales and the temporary reduction in sales and increase in expenses due to Socrates' move to its new 35,000 square foot facility in Largo, Maryland.

The gross margins of the Company decreased to 16% from 22%, for the year ended September 30, 1997, principally as a result of relatively lower gross profit margins in the Company's computer integration and distribution businesses. These lower profit margins have also been impacted by the continued decline in worldwide memory chip prices over the past two years. Additionally, the gross margins for the Company's laser machine vision business have declined approximately 15% from the previous year as a result of a rises in product component costs, market price pressures and product mix.

For the year ended September 30, 1997, selling expenses increased by $1,186,700 (139%) to $2,040,277, primarily as a result of additional sales staff hired at MVS and the Company's current year acquisitions of Expert (computer integration and distribution) and Technet (software development), as well as the inclusion of a full year of selling expenses for Socrates, which was acquired in the fourth quarter of fiscal 1996. Administrative expenses increased $938,816
(37%) to $3,471,153 for the fiscal year 1997, as a result of increased salary expenses associated with the Company's year acquisitions, as well as an increase in the Company's overall level of operations.

Research and development expenditures, shown net of Canadian tax credits, increased by $466,432 to $582,608 for the year ended September 30, 1997, primarily due to the Company's increased efforts in developing new and improved products and a reduction in the amount of software development expenditures eligible to be capitalized subsequent to the Company achieving technological feasibility on certain software development efforts. Management began amortizing certain capitalized software costs in fiscal 1997 upon release of certain of the associated products. Depreciation and amortization expenses for the year ended September 30, 1997, increased by $579,449 to $777,263 as a direct result of an increase in depreciable assets from the Company's acquisitions of Expert and Socrates and the resulting goodwill amortization recorded subsequent to the acquisitions.
For acquisitions completed to date, future annual goodwill amortization will be approximately $610,000.

Interest income, net of interest expense and financing charges, decreased by $190,309 from $422,839 to $232,530 for the year ended September 30, 1997. The decrease is primarily attributable to a reduction in interest income due to a decreasing balance in the Company's short-term U.S. Treasury mutual fund investments coupled with a related increase in margin loan interest. Both periods reflect interest on line of credit borrowings, and shareholder loans.

The Company has net operating loss carryforwards and research expenditure available to offset future taxable income generated in Canada totaling approximately $8,000,000 at September 30, 1997, expiring in 2010 and investment tax credits of $1,350,000 available as a direct offset to taxes payable in the future.
In addition, the Company has net operating loss carryforwards available to offset U.S. taxable income of approximately
$600,000 at September 30, 1997, expiring in 2011. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal years 1996 and 1997.
However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. The Company does not believe that the December 1997 warrant redemption will materially affect the ability to use
U.S. carryforwards in the future.

As of September 30, 1997, the Company has recorded net deferred tax assets totaling approximately $1,655,000 consisting of $889,000 relating to tax benefits derived from the Company's operations based in Canada and $766,000 relating to tax benefit derived from the Company's operation in the United States. Recoverability of this asset is dependent upon the Company generated future taxable income in both Canada and the United States. Critical to recovering the Canadian portion of the deferred tax benefits is the successful implementation of a plan aimed at returning the Canadian operations to profitability. Key elements of this plan center on reducing indirect staff levels, successfully outsourcing certain manufacturing operations, and redirect sales and marketing efforts toward more profitable product lines. In the event this plan is unsuccessful in generating future taxable income, a write down of this asset may be necessary. The Company will review the valuation allowance quarterly to determine the future realizability of these deferred tax assets.

The Company's fourth quarter 1997 operations reflect certain adjustments to revise prior estimates associated with cost of sales of the Company's computer integration and distribution businesses of approximately $200,000, and to revise the provision for income taxes estimated for each interim period, the result being an increase in income tax expense by approximately $300,000. In addition, the Company recorded changes of approximately $300,000 to adjust inventories of its machine business to net realizable value. The effect of these items was to reduce net income for the fourth quarter by $800,000 or $.07 per share.

Net income for the year ended September 30, 1997 was $109,546 or $0.01 per share, as compared to net income of $1,012,764 or $0.11 per share (primary EPS) and $0.09 per share (fully diluted EPS) for the year ended September 30, 1996.


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

Research and development expenditures, shown net of Canadian tax credits, decreased by $1,069,876 to $116,176 for the year ended September 30, 1996, primarily due to the Company's products maturing necessitating less research and development. In addition, subsequent to the Company achieving technological feasibility on several software development efforts late in fiscal 1995, the Company began capitalizing labor costs associated with these efforts. Management expects to begin amortizing such costs in fiscal 1997 upon release of the associated products. Depreciation and amortization expenses for the year ended September 30, 1996, increased by $176,976 to $197,814 as a direct result of an increase in depreciable assets from the Company's acquisitions of JMR and Socrates and the resulting goodwill amortization recorded subsequent to the acquisitions.

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


Capital Resources, Liquidity and Backlog

As of September 30, 1997, the Company had working capital of $7,657,175 compared to $9,562,778 as of September 30, 1996.
The Company's fiscal year 1996 (JMR Distributors and Socrates) and 1997 (Expert and Technet) acquisitions and future expansion of the Company's laser vision business, including continual software development, require sufficient working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the year ended September 30, 1997 (see Consolidated Statements of Cash Flows). With the enhanced liquidity of the Company as a result of the December 1997 Warrant Redemption, which netted the Company approximately $20,200,000 in cash, the Company believes that existing cash and cash equivalents on hand and investments will be sufficient to meet the Company's working capital and other financing requirements for the foreseeable future (See "Subsequent Events - Redemption of Outstanding Class A and
Class B Warrants" above). The Company has no significant long-term debt outstanding as of September 30, 1997.


The Company increased its bank line of credit with a Canadian bank, from $365,000 to $1,450,000 for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the prime rate plus .75% (prime was 5.50% on September 30, 1997). At September 30, 1997 and 1996, borrowings outstanding on the line of credit amounted to $1,169,183 and $275,735, respectively. Borrowings under the line are subject maintaining a borrowing base consisting of a qualifying portion of accounts receivable, investment tax credits and inventories. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory and is guaranteed by MVSI,Inc.

The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at September 30, 1997 and 1996, amounted to $208,082 and $824,238, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary and is guaranteed by MVSI,Inc.

Through September 30, 1995, the Company had borrowed $667,000 from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand.
During fiscal year 1996, the Company repaid $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. No repayments were made during fiscal year 1997. Total loans and accrued interest outstanding at September 30, 1997 and 1996, total $239,089 and $222,395, respectively.

Additionally, two other officers loaned subsidiaries, for which they are employed, amounts on an interest bearing, demand basis prior to being acquired by the Company. At September 30, 1997, the balance on these loans, including interest, was $50,000 and $448,119, respectively.

In October 1996, the Company filed a Post-Effective Amendment Number 1 to the Company's Form SB-2 on Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A
Warrants previously issued in connection with the Company's initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment Number 1 filing. Additionally, the Company filed a Post-Effective Amendment Number 2 to the Form SB-2 on Form S-3 Registration Statement in November 1997 to update the Company's original initial public offering (IPO) Prospectus.

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

During the year ended September 30, 1997, the Company repurchased 179,500 shares of outstanding MVSI common stock (reflected as Treasury Stock in the accompanying balance sheet) in open market and block transactions.
The Company intends to continue to buy back additional
MVSI securities in open market or block transactions in compliance with U.S. Securities and Exchange Commission regulations.

At September 30, 1997, the Company's backlog was approximately
$1 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.


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


Year 2000

Certain of the financial information systems used at the Company's subsidiaries are currently not Year 2000 compliant. The Company expects to address these issues in 1998 as part of a Company-wide management information system implementation. Management believes the Company's operations do not pose complex systems needs and its financial information system requirements can be satisfied with "off-the-shelf" software which will not require significant customization. The costs related to the system implementation have not yet been quantified but are not believed to be significant. In addition, with the recent acquisition of Technet Computer Services, Inc., which possesses significant experience in helping its customers deal with Year 2000 issues, management believes any Year 2000 issues can be effectively and efficiently dealt with.


Item 7: Financial Statements

MVSI, Inc., and Subsidiaries


Contents




Report of Independent Certified Public Accountants            20


Consolidated Financial Statements
Consolidated Balance Sheets                                   21
Consolidated Statements of Earnings                           22
Consolidated Statements of Stockholders' Equity               23
Consolidated Statements of Cash Flows                         24
Notes to Consolidated Financial Statements                    25-39




Report of Independent Certified Public Accountants

Board of Directors
MVSI, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of MVSI, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVSI, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Vienna, Virginia
December 30, 1997


MVSI, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30,                                  1997            1996
                                           ----------      ----------
Assets
-------------------------------------
Current Assets
Cash and cash equivalents                  $1,704,724     $   313,890
Investments                                 2,833,931       5,881,202
Accounts receivable,
  net of allowance for doubtful
    accounts                                6,399,507       4,555,259
Note receivable                                    -          500,000
Inventory                                   3,619,030       2,612,539
Tax credits and income tax receivable         306,283         405,717
Prepaid expenses                              219,382         348,302
                                            ---------      ----------
Total Current Assets                       15,082,857      14,616,909

Property and Equipment, net                   984,290         383,518
Capitalized Software Costs                  1,723,138       1,164,182
Goodwill                                    5,641,582       2,735,638
Investment in Joint Venture                   262,413               -
Deferred Tax Assets                         1,655,471       1,158,430
Other Assets                                  141,082         101,692
                                            ---------       ---------
                                          $25,490,833     $20,160,369
                                          ===========     ===========

Liabilities and Stockholders' Equity
-------------------------------------
Current Liabilities
Line of credit and financing arrangement  $ 1,397,943      $1,099,973
Accounts payable and accrued liabilities    5,290,531       3,731,763
Shareholder loans and interest                737,208         222,395
                                          -----------      ----------
Total Current Liabilities                   7,425,682       5,054,131

Stockholders' Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
11,590,000 and 10,740,000 shares
issued and outstanding, respectively          115,900         107,400
Stock subscription receivable                (150,000)       (150,000)
Additional paid-in capital                 24,599,441      20,577,566
Treasury stock, at cost, 179,500
  and 0 shares respectively                  (572,660)              -
Accumulated deficit                        (5,366,056)     (5,475,602)
Unrealized loss on investments
   available for sale                        (205,182)        (59,786)
Cumulative translation adjustment            (356,292)        106,660
                                           ----------      ----------
Total Stockholders' Equity                 18,065,151      15,106,238
                                           ----------      ----------
                                          $25,490,833     $20,160,369
                                          ===========     ===========

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries
Consolidated Statements of Earnings

Years ended September 30,                     1997            1996

Sales                                     $39,885,840      $15,987,636
Cost of Sales                              33,377,150       12,484,237
                                          -----------      -----------
Gross Profit                                6,508,690        3,503,399

Expenses
 Selling and Marketing                      2,040,277          853,577
 Administrative                             3,471,153        2,532,337
 Research and development,
   net of tax credits                         582,608          116,176
 Depreciation and amortization                777,263          197,814
                                           ----------        ---------
                                            6,871,301        3,699,904

Loss from Operations                         (362,611)        (196,505)

Interest Income                               510,978           40,345
Interest and Financing Charges               (278,448)          (7,506)
Equity in earnings of joint venture            49,847                -
                                            ---------        ---------
Earnings (Loss) Before Income Taxes           (80,234)         226,334

Income Tax (Benefit) Provision
 Current                                       82,649                -
 Deferred                                    (272,429)        (786,430)
                                            ---------        ---------
                                             (189,780)        (786,430)
                                            ---------        ---------
Net Earnings                                 $109,546       $1,012,764
                                            =========       ==========

Earnings per Share                           $    .01       $     0.09
                                            =========       ==========

The accompanying notes are an integral part of these statements


MVSI, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

                                      Common Stock            Stock
                                   Shares      Amount      Subscription
                                                            Receivable
                                 ----------   ---------   -------------

Balance, October 1, 1995         10,140,000   $101,400      $(150,000)
Acquisition JMR
  Distributors                      100,000      1,000              -
Acquisition Socrates, Inc.          350,000      3,500              -
Net Earnings                              -          -              -
Warrant Purchase                          -          -              -
Private Placement
  Transactions                      150,000      1,500              -
Change in Cumulative
  Translation  Adjustment                 -          -              -
Unrealized Gain (Loss) from
    Investments                           -          -              -

Balance, September 30,1996       10,740,000    107,400       (150,000)

Acquisition - Expert, Inc.          300,000      3,000              -
Acquisition - Technet
    Computer Services, Inc.         400,000      4,000              -
Net Earnings                              -          -              -
Warrant Conversion                   15,000        150              -
Issuance of Common Stock            135,000      1,350              -
Purchase of Treasury Stock                -          -              -
Change in Cumulative
     Transition Adjustment                -          -              -
Unrealized Gain (Loss) from
     Investments                          -          -              -
                                 ----------   --------     ----------
Balance, September 30, 1997      11,590,000   $115,900      $(150,000)
                                 ==========   ========     ==========

(continued)
                                   Additional          Accumulated
                                Paid In Capital         (Deficit)
                                ---------------        -----------

Balance, October 1,1995          17,085,475            (6,488,366)
Acquisition JMR
  Distributors                      508,161                     -
Acquisition Socrates,
   Inc.                           2,385,250                     -
Net Earnings                              -             1,012,764
Warrant Purchase                        180                     -
Private Placement
   Transactions                     598,500                     -
Change in Cumulative
    Translation  Adjustment               -                     -
Unrealized Gain (Loss) from
    Investments                           -                     -

Balance, September 30,1996       20,577,566          $ (5,475,602)

Acquisition - Expert, Inc.        1,064,475                     -
Acquisition - Technet
    Computer Services, Inc.       2,376,000                     -
Net Earnings                              -               109,546
Warrant Conversion                   59,850                     -
Issuance of Common Stock            521,550                     -
Purchase of Treasury Stock                -                     -
Change in Cumulative
     Transition Adjustment                -                     -
Unrealized Gain (Loss) from
     Investments                          -                     -

Balance, September 30,1997       24,599,441           $(5,366,056)


(continued)
                                                          Unrealized
                               Treasury Stock           Gain (Loss) on
                              Shares     Amount          Investments
                             -------------------        --------------

Balance, October 1, 1995          -           -                    -
Acquisition JMR
  Distributors                    -           -                    -
Acquisition Socrates,Inc.         -           -                    -
Net Earnings                      -           -                    -
Warrant Purchase                  -           -                    -
Private Placement
   Transactions                   -           -                    -
Change in Cumulative
   Translation Adjustment         -           -                    -
Unrealized Gain (Loss) from
    Investments                   -           -              (59,786)

Balance, September 30,1996        -      $    -             $(59,786)

Acquisition - Expert, Inc.        -           -                    -
Acquisition - Technet
    Computer Services, Inc.       -           -                    -
Net Earnings                      -           -                    -
Warrant Conversion                -           -                    -
Issuance of Common Stock          -           -                    -
Purchase of Treasury
    Stock                  (179,500)   (572,660)                   -
Change in Cumulative
     Transition Adjustment        -           -                    -
Unrealized Gain (Loss)from
     Investments                  -           -             (145,396)
                           --------   ----------            ---------
Balance, September 30,
      1997                 (179,500)   (572,660)            (205,182)
                           ========   ==========            =========

(continued)
                                     Cumulative
                                    Translation
                                     Adjustment               TOTAL

Balance, October 1, 1995                 56,301           10,604,810

Acquisition JMR
  Distributors                                -              509,161
Acquisition Socrates, Inc.                    -            2,388,750
Net Earnings                                  -            1,012,764
Warrant Purchase                              -                  180
Private Placement
   Transactions                               -              600,000
Change in Cumulative
    Translation Adjustment               50,359               50,359
Unrealized Gain (Loss) from
    Investments                               -              (59,786)

Balance, September 30, 1996           $ 106,660          $15,106,238

Acquisition - Expert, Inc.                    -            1,067,475
Acquisition - Technet
    Computer Services, Inc.                   -            2,380,000
Net Earnings                                  -              109,546
Warrant Conversion                            -               60,000
Issuance of Common Stock                      -              522,900
Purchase of Treasury Stock                    -             (572,660)
Change in Cumulative
     Transition Adjustment             (462,952)            (462,952)
Unrealized Gain (Loss) from
     Investments                              -             (145,396)
                                      ---------            ---------
Balance, September 30, 1997           $(356,292)         $18,065,151
                                      =========          ===========

MVSI, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended September 30,                                1997     1996

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
Net income                                            $109,546  $1,012,764

Adjustments to reconcile net income to net
   cash from operating activities
Deferred income taxes                                 (272,429)   (786,430)
Depreciation and amortization                          777,263     197,814
(Gain) loss on foreign exchange                              -     (50,359)
Unrealized (Gain) loss on investments                  145,396)     59,786
Equity in earnings of joint venture                    (49,847)          -
Changes in operating assets and liabilities,
   net of effects of acquisitions
  (Increase) in accounts receivable                   (487,807) (1,112,781)
  (Increase) in inventory                              (95,703) (1,526,431)
   Decrease (increase) in tax credits and
    income taxes receivable                            369,004     (95,952)
   Decrease (increase) in prepaid expenses              84,355    (115,414)
   Increase in other assets                            (17,528)    (16,964)
  (Decrease) in advance deposits                       131,666    (150,854)
  (Decrease) in accounts payable and
    accrued liabilities                             (1,106,514)   (894,482)
                                                    -----------   ---------
Net Cash (Used in) Operating Activities               (703,390) (3,479,303)
                                                    ----------   ---------
Cash Flows from Investing Activities
       Investment purchases                           (989,626)          -
Proceeds from sales and Borrowings
     on margin against investments                   4,536,897   2,120,102
Property, plant and equipment purchases              (605,976)    (223,857)
Capitalized software costs                           (548,987)    (892,687)
Loan to acquired company and other                   (300,000)           -
Investment in joint venture                          (216,396)           -
                                                    ---------    ----------
Net Cash Provided by Investing Activities           2,175,912      703,558
                                                    ---------    ----------
Cash Flows from Financing Activities
   Net (decrease) increase in line of credit          317,053      609,374
   Proceeds from shareholder loans                     78,996            -
   Payment of shareholder loans                             -     (497,269)
   Payment of debt                                          -      (19,725)
Proceeds from issuance of common stock                522,900      600,000
Proceeds from exercise of warrant  s                   60,000          180
Purchase of treasury stock                           (572,660)           -
                                                    ---------    ---------
Net Cash Provided by Financing Activities             406,289      692,560
                                                    ---------    ---------

Effect of Exchange Rate Changes on Cash             (487,977)       54,039
                                                    ---------    ---------

Net Increase (Decrease) in Cash                    1,390,834    (2,029,146)
Cash at Beginning of Year                            313,890     2,343,036
                                                   ---------     ---------
Cash at End of Year                               $1,704,724      $313,890
                                                   ---------     ---------
Supplemental Disclosures:
Income Taxes Paid                                 $   85,434        --
Interest Paid                                        261,754       $80,220


MVSI, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of MVSI, Inc. (a Delaware corporation), and its five wholly owned subsidiaries, The Company has five wholly-owned, operating subsidiaries: Socrates, Inc., a Maryland corporation, integrates, installs, supports, and provides training on high-end computer and communication equipment and is headquartered in Largo, Maryland. Technet Computer
Services, Inc., a Virginia corporation, provides commercial software systems, customized software development, and software maintenance services to corporate and government customers and is headquartered in Vienna, Virginia. JMR Distributors, Inc., a Virginia corporation, specializes in the purchase and sale of computer memory chips and network equipment and is headquartered in Lorton, Virginia. Expert, Inc., a New York corporation, assembles and markets proprietary and generic computer system products and services for advanced integration and networking projects and is headquartered in Fresh Meadows, New York. MVS Modular Vision Systems, Inc., a Canadian corporation, is engaged in the design and manufacture of proprietary machine vision products and systems and is headquartered in Montreal, (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales are recognized upon shipment of a finished product when title to the product transfers to the customer. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. Amounts received from customers prior to shipment are recorded as deposit liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

Investments in Marketable Securities

Investments consist of shares of a short-term U.S. treasury mutual fund, net of margin loans of $1,152,879, which bear interest at 5.26% and the Company's investment in common stock of e-Net, Inc., which is accounted for using the cost method. The market value of the short term U.S. treasury mutual fund and the Company's investment in the common stock of e-Net, Inc. at September 30, 1997, was $1,615,181 and $1,218,750, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value at September 30,
1997 and 1996 and unrealized gains and losses are reported as
an element of stockholders' equity.   The unrealized loss from
investments available for sale for the year ended September 30, 1997 and 1996 was $205,182 and $59,786. During the year ended September 30, 1997, the Company sold shares in the mutual fund, which generated aggregate proceeds of approximately $4,500,000.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

nvestment in Trivision Joint Venture

MVS is a party to a joint venture with a distributor of high technology products in South Korea. The joint venture was formed in 1997 to perform final assembly of MVS products for distribution, along with third party manufacturer products, to customers in South Korea and other Asian markets. Each party to the joint venture has a 50% interest in profits and losses of the venture. The Company accounts for its joint venture interest using the equity method wherein its investment balance at September 30, 1997 of $262,413 includes its initial investment plus its share of the joint venture profits.

Accounts Receivable

Accounts receivable are stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of September 30, 1997 and 1996, management has established an allowance for doubtful accounts of approximately $71,000 and $140,000.

Inventory Valuation

Inventory is valued at the lower of cost and market.
Cost is determined on a first-in, first-out (FIFO) basis.
Management evaluates obsolete and slow-moving inventory at each reporting date and either excludes such inventory from the valuation or provides for a necessary reserve to record inventory at lower of cost or market.

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


MVSI, Inc., and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996


NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Capitalized Software Costs

Beginning in fiscal year 1995, certain software development costs not reimbursed by the Canadian government have been capitalized. Software development costs incurred subsequent to achievement of technological feasibility, and not reimbursed by the Canadian government, were not material in previous years. Technological feasibility occurs when the Company has completed all planning and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features and technological performance requirements. Amortization expense related to Canadian operations for the year ended September 30, 1997 was $209,213. Amortization expense related to computer software acquired in the Technet acquisition (Note B) was $33,750 for the year ended September 30, 1997.
The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio the current gross revenue for a product bear to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the fiscal years 1997 and 1996 was $382,511 and $107,889, respectively. No goodwill existed prior to fiscal year 1996. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate realizability.

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


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Income Taxes

Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses using the liability method.

Earnings Per Share

Earnings per share (EPS), both primary and fully diluted, are computed, using the modified treasury stock method, and are based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion, at the beginning of the year, of the Company's Class A and Class B warrants, and the exercise of the Company's outstanding stock options, both of which are considered to be common stock equivalents.


The number of shares that would be issued from the assumed exercise of the warrants and options has been reduced by the number of shares that could have been purchased from the proceeds, at the average market price (primary EPS) of the Company's stock for the years ended September 30, 1997 and 1996, and at the closing market price (fully diluted EPS) for the years ended September
30, 1997 and 1996, subject to a 20% limitation. Once the proceeds have been applied to purchase common stock up to 20% of the outstanding common stock, the balance of the proceeds are assumed to be invested in government securities. Accordingly, net earnings (for both primary and fully diluted EPS) is adjusted for interest revenue, net of tax, from the assumed purchase of government securities with the excess proceeds.

As of September 30, 1997, the Company's common stock equivalents are anti-dilutive. Accordingly, primary and fully diluted earnings per share are not presented and only the basic earnings per share computation is disclosed. The weighted average number of common shares outstanding used in the basic EPS, computed without regard to common stock equivalents, was 10,799,832.

As of September 30, 1996, the Company's common stock equivalents were dilutive and accordingly were included in the primary [.11] and fully diluted [.09] earnings per share computations. The weighted average number of common and common equivalent shares used in the primary and fully diluted EPS computations was 14,728,603 for the year ended September 30, 1996.


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


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

The carrying amount approximates fair value for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and other accrued liabilities. The fair value of notes payable to stockholders is not determinable because prevailing market rates are not applicable to related party transactions.

Investment securities classified as current assets are based on quoted market price.


Translation of Foreign Currency and Concentration of Credit Risk

A portion of the Company's operations is transacted in Canadian dollars. The balance sheet of Canadian operations is translated into U.S. dollars at the year-end rate of exchange, and all statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity.

The Company's customers are not concentrated in any specific geographic region. As a matter of policy, the Company requires its larger customers to furnish letters of credit (and in some instances, advance deposits) to minimize credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.


Stock Options

The company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion 25 (APB 25), whereby if stock options exercise prices are set at fair market value or above at the date of grant, no compensation expense is recognized at that date.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years that begin after December 15, 1996. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued
Stock Options-Continued

Optionally, a company may continue to use the intrinsic value method, as described by APB 25, that measures compensation costs only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. In fiscal year 1997, the Company will continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.


NOTE B-ACQUISITIONS

The Company acquired all the outstanding stock of Expert, Inc. (Expert), effective April 1, 1997. The Company exchanged 300,000 restricted shares of common stock valued at $1,070,000 for all outstanding shares of Expert. The acquisition of Expert was accounted for as a purchase. The cost exceeded the fair value of net assets and liabilities resulting in goodwill of approximately $995,000. Goodwill will be amortized using an estimated life of ten years. The results of operations of Expert are included in the accompanying financial statements since the date of acquisition.

The Company acquired Technet Computer Services, Inc. (Technet), effective July 1, 1997. The Company exchanged 400,000 restricted shares of common stock valued at $2,380,000 for all the outstanding shares of Technet. The acquisition of Technet was accounted for as a purchase. The cost exceeded the fair value of net tangible assets and liabilities acquired resulting in $270,000 and $2,300,000 being allocated to computer software and goodwill, respectively. The value allocated to computer software and goodwill will be amortized using estimated lives of two and ten years. The results of operations of Technet are included in the accompanying financial statements since the date of acquisition.

Following is a pro forma consolidated income statement for the years ended September 30, 1997 and 1996, reflecting the acquisitions as if they were consummated on October 1, 1995, accounted for as a purchase business combination. The pro forma information is not necessarily indicative of the financial position which would have resulted had the acquisitions occurred on October 1, 1995. The pro forma information should be read in conjunction with these historical financial statements.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE B-ACQUISITIONS-Continued

Pro forma Consolidated Statement of Operations (Unaudited)
Year ended September 30, 1997
                                            Pro Forma
                            Historical     Adjustments    Pro forma


Sales                        $39,885,840  $13,250,788  $53,136,628
Cost of sales                33,377,150    11,750,759   45,127,909

Gross profit                    6,508,690    1,500,029   8,008,719

Operating expenses              6,871,301    2,079,852   8,951,153

Loss from operations              (2,611)   (579,823)     (942,434)
Interest and financing charge   (282,377)     ---         (282,377)
Income (loss) before taxes       (80,234)   (579,823)     (660,057)
Income tax (benefit)            (189,780)      4,504      (185,276)

Net income (loss)               $ 109,546   (584,327)    $(474,781)

Net income (loss) per share     $     .01              $      (.04)

The Pro forma adjustments reflect the operations of each company acquired, adjusted for goodwill amortization. These operations include aggregate non-recurring bonus payments in the amount of $1,100,000, payable by the acquired companies to certain stockholders prior to the acquisition by MVSI.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE B-ACQUISITIONS-Continued
Pro forma Consolidated Statement of Operations (Unaudited)
Year ended September 30, 1996

                                          Pro forma
                            Historical    Adjustments     Pro forma

Sales                     $15,987,636   $22,326,851    $38,314,487
Cost of sales               12,484,237   20,338,133     32,822,370

Gross profit               3,503,399     1,988,718       5,492,117
Operating expenses         3,699,904     1,944,978       5,644,882
Loss from operations        (196,505)       43,740       (152,765)

Interest and financing
    charges                 (422,839)            -       (422,839)

Income before taxes          226,334                      270,074
Income tax provision
       (benefit)            (786,430)        1,742        784,688

Net income               $ 1,012,764        41,988     $1,054,762

Net income per share           $ .11                         $.12


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE C-FOURTH QUARTER ADJUSTMENTS

The Company's fourth quarter 1997 operations reflect certain adjustments to revise prior estimates associated with cost of sales of the Company's computer integration and distribution businesses of approximately $200,000, and to revise the provision for income taxes estimated for each interim period, the result being an increase in income tax expense by approximately $300,000. In addition, the Company recorded changes of approximately $300,000 to adjust inventories of its machine vision business to net realizable value. The effect of these items was to reduce net income for the fourth quarter by $800,000 or $.07 per share.


NOTE D-INVENTORY

Inventory consists of the following at September 30:

                                          1997                1996
                                       ---------           ---------
Raw material                         $ 1,464,965         $  623,415
Work in progress                         407,476            595,224
Finished goods                         1,746,589          1,393,900
                                     -----------         -----------
                                      $3,619,030         $2,612,539
                                     ===========         ==========


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE E-PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at September 30:

                                          1997                1996
                                      ------------        -----------
Autos and trucks                        $124,384            $52,372
Furniture and office
     equipment                           863,058            277,834
Manufacturing equipment                   11,027              9,850
Research and development
   equipment                             319,272            239,012
Purchased software                       152,640             43,270
Leasehold improvements                    81,595             23,340
                                       -----------         ----------
                                       1,551,976            645,678
Less accumulated depreciation           (567,686)          (262,160)
                                       ----------          ----------
                                        $984,290           $383,518
                                       ==========         ===========

NOTE F-LINES OF CREDIT

The Company maintains a $1,450,000 line of credit with Hong Kong Bank of Canada to support the short-term cash needs of the Company's Canadian operations. Borrowings bear interest at the bank's prime rate plus .75% (prime was 5.50% at September
30, 1997). At September 30, 1997, borrowings outstanding on the line of credit amounted to $1,169,183. Borrowings under the line are subject to maintaining a borrowing base consisting of a qualifying portion of accounts receivable, investment tax credits and inventories. The line of credit is collateralized by all present and future accounts receivable and inventory of the Company's Canadian subsidiary. Under terms of the line-of-credit agreement, which is subject to annual review, the Company must also comply with certain financial and reporting covenants. Additionally, the line balance is guaranteed by MVSI, Inc. As of September 30, 1997, the Company was in compliance with these covenants.

In prior years, the Company maintained a $365,000 line of credit with a Canadian bank, which was replaced by the above facility to support the short-term cash needs of the Company's Canadian operations. Borrowings bear interest at the bank's prime rate plus 2% (prime was 5.75% at September 30, 1996). The line of credit was collateralized by all present and future accounts receivable and inventory of the Company's Canadian subsidiary.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE F-LINES OF CREDIT-Continued

The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) scheduled, interest-free installments. Borrowings outstanding under the agreement, at September 30, 1997 and 1996, amounted to $208,082 and $824,238, respectively.
The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.
The Company must also comply with certain financial and reporting covenants. As of September 30, 1997, the Company was in compliance with these covenants.

A Company subsidiary has available at September 30, 1997 a $100,000 line of credit with Citibank with no borrowings outstanding as of September 30, 1997. The line of credit is collateralized by certain assets of the subsidiary and is guaranteed by an officer of the subsidiary who is also a stockholder of the Company.
Interest is calculated at the bank's prime rate plus 2%.

NOTE G-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                          1997           1996
                                      ----------      ----------
Vendor trade payables                 $3,054,734      $1,942,283
Salaries and commissions
   payable                             1,189,211       1,331,134
Other accrued liabilities
  and deferred revenue                 1,046,586        457,585
                                      ----------      ----------
                                      $5,290,531      $3,731,002
                                      ==========      ==========

MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE H-INCOME TAXES

The income tax (benefit) provision consists of
the following at September 30:
                                          1997             1996
                                      -----------      -----------
Current
  United States                         $82,649          $      -
  Foreign                                     -                 -
                                      -----------      -----------
                                         82,649                 -

Deferred
  United States                         392,398            77,085
  Foreign                              (369,988)         (183,201)
                                      -----------      -----------
                                         22,410          (106,116)

Decrease in valuation allowance
-deferred tax

Asset                                  (294,839)         (680,314)
                                      ----------        ----------
Net provision                         $(189,780)        $(786,430)
                                      ----------        ----------

The effective tax rates for the years ended September 30,1997 and 1996, were (347)% and (217)% respectively. Reconciliations between the U.S. federal statutory rate and the effective tax rates follow as of September 30:

                                          1997               1996
                                      -----------        ------------
    Tax at U.S. federal
        statutory rates               $ (29,627)            76,954

    Increase (decrease)
       resulting from:
    State tax (benefit)                  90,061                  -
    Foreign income (loss)
      impact of taxation at
      different rates                    35,805             (4,365)
    Change in valuation allowance
      against deferred tax asset       (294,839)          (680,314)
    Other permanent differences           8,820           (178,705)
                                       ----------       ------------
      Income tax benefit              $(189,780)         $(786,430)
                                       ----------       ------------


Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE H-INCOME TAXES-Continued

The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset are as follows at September 30:


                                         1997             1996
                                     ------------     ----------
Research and development
       tax credits                     $ 983,880       $766,864
Net operating losses and
   unclaimed R&D expenses              2,049,752      2,515,060
Accrued compensation                     658,905        232,200
Other                                    (61,386)       (54,017)
Valuation allowance                   (1,975,680)    (2,301,677)
                                     ------------    ------------
Net deferred tax asset                $1,655,471      $1,158,430
                                     ------------    ------------

The Company has net operating and research expenditure loss carryforwards available to offset future taxable income generated in Canada totaling approximately $8,000,000 at September 30, 1997, expiring in 2010 and investment tax credits of $1,350,000 available in the future. In addition, the Company has net operating loss carryforwards available to offset U.S. taxable income of approximately
$600,000 at September 30, 1997, expiring in 2011.
In the event a change of control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected.

As of September 30, 1997, the Company has recorded net deferred tax assets totaling approximately $1,655,000 consisting of $889,000 relating to tax benefits derived from the Company's operations based in Canada and $766,000 relating to tax benefits derived from the Company's operation in the United States. Recoverability of this asset is dependent upon the Company generating future taxable income in both Canada and the United States. Critical to recovering the Canadian portion of the deferred tax benefits is the successful implementation of a plan aimed at returning the Canadian operations to profitability. Key elements of this plan center on reducing indirect staff levels, successfully outsourcing certain manufacturing operations, and redirecting sales and marketing efforts toward more profitable product lines. In the event this plan is unsuccessful in generating future taxable income, a write down of this asset may be necessary.


NOTE I-STOCKHOLDERS' EQUITY

Warrants

At September 30, 1997, the Company had outstanding, 5,125,000 Class A Warrants and 1,000,000 Class B Warrants to purchase common stock. The Class A Warrants and Class B Warrants are exercisable at $4.00 and $4.20, respectively, and expire in the year 2000.

In December 1997, the Company completed a redemption of the above warrants wherein certain Class A warrant holders exercised their warrants into 5,086,928 shares of common stock and the Class B warrant holder exercised its warrant into 1,000,000 shares of common stock, resulting in net proceeds to the Company of approximately $24.5 million.
In connection with the redemption, the Company purchased and exercised, prior to the deadline, 683,654 warrants for approximately $4.3 million in cash, resulting in net proceeds to the Company of approximately $20.2 million.


MVSI, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Continued

September 30, 1997 and 1996

NOTE I - STOCKHOLDERS' EQUITY-Continued

Stock Option Plan

In April 1997, the Company adopted and the stockholders ratified the 1997 Stock Option Plan (the "Stock Option Plan"), under which options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants, with the exception of certain stock options granted to a greater than 10% stockholder with a required exercise price of 110% of fair market value of the stock at the date of grant.

The plan authorizes the Company to grant options to eligible persons to purchase up to 1,000,000 shares of common stock. Options vest over a two-year period from the date of grant. The maximum term of the options is ten years from the grant date.

The Company applies Accounting Principles Board Opinion
No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized related to the granting of such options. Had the Company recognized compensation expense based upon the fair value of the options at the grant dates consistent with SFAS 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                              1997
                                           ----------
Net Income from
 continuing operations
    As reported                            $ 109,546
    Pro Forma                              $(126,881)
Earnings Per Share, from
 continuing operations
    As reported                                $ .01
    Pro Forma                                  $(.01)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997: expected volatility 74%, risk free interest rate 5.89% and expected life of options of 2.6 years.

Following is a summary of transactions:

Outstanding, October 1, 1996                          -

Granted during the year (at prices
ranging from $2.94 to $7.00 per share)          924,000
Canceled during the year                              -
Exercised during the year                             -
                                               ----------
Outstanding, September 30, 1997                 924,000

Eligible, end of year
for exercise currently (at prices ranging
from $2.94 to $7.00 per share)                        -


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE I-STOCKHOLDERS' EQUITY-Continued

Weighted average stock option price               $3.87
                                                  -----
Weighted average fair value of options
   granted during the year                        $1.79
                                                  -----

NOTE J-COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The minimum rental payments payable under a long-term lease for premises, exclusive of certain operating costs determined annually, and for the lease of equipment at September 30, 1997, are approximately as follows:


Year ending September 30,

            1998                            $489,597
            1999                             432,162
            2000                             334,401
            2001                             214,658
            2002                             195,143
                                            ---------
                                          $1,665,961

Employment Agreements

The Company has entered into separate employment agreements with five of its officers, which are subject to certain termination rights by both the Company and the officers.
In addition to salary commitments by the Company, these officers are eligible to receive all employee benefits which may from time to time be awarded or be made available. Certain of these agreements also provide for bonuses to be computed and paid based upon the performance of the operations under their management or based upon amounts determined at the discretion of the Board of Directors.


Legal Matters

In the ordinary course of conducting business, the Company is subject, from time to time, to certain legal proceedings concerning the Company's business. Management does not believe that any current legal proceedings will have a material impact on the Company's business or its financial statements.



MVSI, Inc. and Subsidiaries

Notes to Consolidated Financial Statements-Continued

September 30, 1997 and 1996

NOTE J-COMMITMENTS AND CONTINGENT LIABILITIES
Continued

Transactions with Stockholders and Affiliates

The Company has loans payable to three officer/stockholders outstanding as of September 30, 1997. One such loan bears interest at 9% and is due on demand and carries a balance, including accrued interest at September 30, 1997 of $239,089. Two other officers loaned subsidiaries for which they are employed amounts on an interest bearing, demand basis prior to being acquired by the Company. At September 30, 1997, the balance on these loans, including interest, was $50,000 and $448,119, respectively.

Additionally, one of the Company's subsidiaries made payments of $87,125 during the period ended September 30, 1997, to an affiliated development company in India, which is partially owned by the former owner and current President and CEO of the subsidiary.

Other Transactions

As of September 30, 1997, the Company's Canadian subsidiary has an outstanding purchase commitment under a Manufacturing and Development Agreement entered into with a local machine and production shop. The commitment calls for the Subsidiary to buy specific quantities of finished goods from the vendor over a period not to exceed one year, and in turn receive payments for raw materials previously purchased by the vendor from the subsidiary.


NOTE K_SEGMENT INFORMATION

For purposes of segment reporting for the year ended September 30, 1997, management considers the Company to operate in three industry segments: the machine vision industry and the computer product integration and distribution industry, and the software development industry. For the year ended September 30, 1996, the Company operated in two segments, the machine vision industry and the computer product integration and distribution industry.

For the year ended September 30, 1997, the Company had one customer which accounted for approximately 21% of its total revenue. For the year ended September 30, 1996, the Company had one customer which accounted for approximately 10 percent of its total revenue. In addition, approximately, 15% and 19% of the Company's sales in fiscal years 1997 and 1996, respectively, were to customers outside North America. A substantial portion of the Company's sales outside North America was to customers in Asia, principally Korea. The financial crisis currently being experienced in this region has had and may have in the future a negative impact on the Company's ability to obtain orders from customers in this region. However, this impact cannot be estimated at this time.



MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE K-SEGMENT INFORMATION Continued

Financial information relating to the Company's industry segments for the years ended September 30, 1997 and 1996, is as follows:

                                         1997
                        -------------------------------------------------
                                         Computer
                                        Integration           Software
                        Machine         and Distribution      Development
                        Vision Segment   Segment               Segment
-------------------------------------------------------------------------
Sales to Unaffiliated
Customers                 5,551,142      33,755,491           579,207
Intersegment sales
Operating profit (loss)    (697,368)      1,493,644           (91,302)
Net income (loss)          (707,159)      1,115,359           (95,953)
Identifiable assets       7,040,941      12,316,043         2,991,400


(continued)
                                             1997
                           ---------------------------------------------
                                   General
                                  Corporate           Total
------------------------------------------------------------------------
Sales to Unaffiliated
Customers                               -           39,855,840
Intersegment sales                      -                    -
Operating profit (loss)        (1,067,585)            (362,611)
Net income (loss)                (202,701)             109,546
Identifiable assets             3,142,449           25,490,833



                                              1996
                          ----------------------------------------------
                                          Computer
                                          Integration    Software
                         Machine        & Distribution    Development
                        Vision Segment    Segment         Segment
------------------------------------------------------------------------
Sales to Unaffiliated
Customers                  4,566,341      11,421,295           -
Intersegment sales                 -               -           -
Operating profit (loss)      498,648         380,965           -
Net income                   555,094         215,609           -
Identifiable assets        5,670,201       7,439,956           -

(continued)

                                               1996
                          --------------------------------------------
                                   General
                                  Corporate           Total
-----------------------------------------------------------------------
Sales to Unaffiliated
Customers                               -           15,987,636
Intersegment sales                      -                    -
Operating profit (loss)        (1,076,118)            (196,505)
Net income                        242,061            1,012,764
Identifiable assets             7,050,212           20,160,369


The following is a breakdown of the Company's sales by geographic region for the years ended September 30, 1997 and 1996:


Sales to unaffiliated customers:                 1997                1996

North America, principally United States      $35,189,501        $12,970,563
Far East and Asia                               4,403,433          1,810,054
Other Regions                                     292,906          1,207,019
                                              -----------        -----------
                                              $39,885,840        $15,987,636
                                              -----------        -----------
MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE L_ACCOUNTING STANDARDS

Earnings Per Share

The Financial Accounting Standards Board recently issued
Statement of Financial Accounting Standards No. 128
(SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock.
This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No.
15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement requires restatement of all prior-period EPS data presented. The Company will comply with the requirements of SFAS No. 128 during the first quarter of fiscal year 1998.
The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.


Reporting Comprehensive Income

The Financial Accounting Standards Board recently issued
Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS 130 in fiscal year 1999.

Disclosures about Segments of an Enterprise and Related Information

The Financial Accounting Standards Board recently issued
Statement of Financial Accounting Standards No. 131 (SFAS 131),
"Disclosures about Segments of an Enterprise and Related
Information," effective for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.


MVSI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
September 30, 1997 and 1996

NOTE L-ACCOUNTING STANDARDS Continued

This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a public business enterprise reports a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements.
It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
The Company will comply with the disclosure requirements of SFAS
131 in fiscal year 1998.


NOTE M - SUBSEQUENT EVENTS

Redemption of Outstanding Class A and Class B Warrants

By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A Warrants and Class B
Warrants for redemption for cash at 5:00 p.m., local time, on Monday, December 15, 1997 (the "Redemption Date'), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price"). After 5:00 p.m., local New York City time, on the Redemption Date, the only right of any holders of the Class A Warrants or Class B Warrants who did not either exercise their warrants or, in the case of the Class A Warrant, trade their warrants to receive the Redemption Price for each warrant properly tendered to American Stock Transfer & Trust Company, the Warrant Agent for the warrants.

The following table summarizes the results of the exercise of warrants and the redemption of warrants pursuant to the Company's call for the redemption of all outstanding warrants for $.05 cash per warrant. The following information was provided to the Company by its Warrant Agent.

           WARRANTS AVAILABLE                 WARRANTS         PROCEEDS
             FOR EXERCISE                     EXERCISED       TO COMPANY

     5,125,000 Class A Warrants               5,086,928       $20,347,712
     1,000,000 Class B Warrants               1,000,000         4,200,000
                                                              -----------
Gross Proceeds to Company:                                    $24,547,712
Less Company open market repurchases
   and exercise of 683,654 Class A Warrants                  ($ 4,333,437)
                                                              -----------
Net Proceeds to Company from exercise of
Class A and Class B Warrants                                  $20,214,275 (1)


(1) Net proceeds does not reflect $2,011,427 spent by the Company to purchase 306,800 shares of Common Stock in open market repurchases during the warrant redemption period and pursuant to the Company's previously announced stock repurchase program. If this expenditure was reflected above, Net
     Proceeds to the Company would be $18,202,848.

The Company intends to use the net proceeds from the exercise of the warrants for general working capital purposes, including funding software support and development; marketing and sales efforts; the acquisition of capital equipment;
stock repurchases; and possible future acquisitions, strategic alliances and internal expansion, including the growth of management and employee payroll.


NOTE N - RESTRUCTURING OF E-NET, INC. TRANSACTION

In August 1996, e-Net, Inc. ("e-Net"), a Delaware corporation, entered into a letter of intent with the Company, whereby e-Net would have become a wholly-owned subsidiary of the Company. Among the principal terms and conditions of the proposed acquisition, the Company would have exchanged, on a proposed tax-free basis, 4,000,000 restricted shares of its common stock, for all of e-Net's 8,000,000 shares of common stock.
In addition, if the acquisition were to be completed, e-Net's 2,000,000 Class A Warrants and 2,000,000 Class B Warrants would have been exercisable into a total of 2,000,000 shares of the Company's Common Stock. The newly issued MVSI securities in the acquisition could not have been sold for a 24-month period ending September 1998. Edward Ratkovich, the Chairman, Chief Executive Officer and President of the Company was a director and is a principal stockholder and warrantholder of e-Net and Clive Whittenbury, another director of the Company, is also a director and a stockholder of e-Net.

e-Net is engaged in the business of developing, marketing and supporting open-client server and integrated software that enables local, national and international telephone communications, information exchange and commerce over the Internet and private Internet Protocol ("IP") networks.

On January 14, 1997, the Company and e-Net entered into a Mutual Cooperation Agreement. Pursuant to the Mutual Cooperation Agreement, the Company and e-Net terminated the proposed acquisition of e-Net by the Company, and took the following actions to restructure their business relationship: (1) e-Net executed and issued to the Company a Convertible Debenture in the principal amount of $1,275,080.76 and bearing interest at 9% per annum, which Convertible Debenture evidenced monies loaned by the Company to e-Net up to and as of January 14, 1997; (2) e-Net issued to the Company and its subsidiaries a non-transferable, fully-paid, perpetual license to use the software components of e-Net's Telecom 2000 technology; and (3) e-Net and the Company agreed to extend to one another and their affiliates the most favorable pricing, terms and conditions that are granted to any customer for the purchase, license and support services with regard to any products or services offered by it or its subsidiaries (excluding pricing, terms and conditions offered either the Company or e-Net to the United States Government. The Company and e-Net have also agreed in principal to cooperate as strategic partners in any joint technology projects that required or would benefit from the integration or use of e-Net's technologies into any of the Company's products. As of the date of this Report, no material developments or relationships or benefits have materialized from the efforts of e-Net and the Company or its subsidiaries to find a suitable basis for mutual, commercial cooperation.

The terms of the Convertible Debenture provided that the Company could, at its option, and at any time prior to September 6, 2002, convert all or any portion of the aggregate amount owing under the Convertible Debenture into shares of e-Net Common Stock at a conversion ratio equal to the per-share offering price in the event of an initial public offering ("IPO") of e-Net's Common Stock. As the result of a pending IPO by e-Net, the Company agreed to convert the Convertible Debenture for 250,000 shares of e-Net Common Stock in February 1997. On April 8, 1997, the Commission declared effective e-Net's initial public offering registration statement on Form SB-2 (Registration No. 333-3860), which registration statement also registered for resale the 250,000 shares of e-Net Common Stock, $.01 par value, beneficially owned by the Company. e-Net's Common Stock, $.01 par value, commenced trading on the Nasdaq SmallCap
Market System under the trading symbol of "ETEL". The Company has agreed not to sell any of the 250,000 shares of e-Net
Common Stock until the earlier of the date on which the lead underwriter for e-Net's initial public offering of e-Net Common Stock consents to such a sale or April 8, 1998. There can be no assurances that the Company will sell any or all of the 250,000 shares of e-Net Common Stock or that any such sale would allow the Company to realize a profit or gain.


PART IV

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

Item 9.  Directors, Executive Officers, Promoters and
Control Persons; Compliance with 16(a) of the Exchange Act.

Item 9 is hereby incorporated by reference to the registrant's Post-Effective Amendment No. 2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1998.

Item 10.  Executive Compensation.

Item 10 is hereby incorporated by reference to the Post-Effective Amendment No. 2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, and the registrant's
Proxy Statement to be filed with the Commission on or prior to January 31, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

Item 11 is hereby incorporated by reference to the Post-Effective Amendment No. 2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, and the registrant's
Proxy Statement to be filed with the Commission on or prior to January 31, 1998.

Item 12.  Certain Relationships and Related Transactions.

Item 12 is hereby incorporated by reference to the registrant's Post-Effective Amendment No. 2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to January 31, 1998.

Item 13.  Exhibits, List and Reports on Form 8-K.

A.  Exhibits.

The following is a list of exhibits incorporated by reference to the registrant's Post-Effective Amendment No.
2 to Form SB-2 on Form S-3 Registration Statement, and related Prospectus, Registration File No. 33-89194, declared effective with the Securities and Exchange Commission ("Commission") on November 14, 1997, and the registrant's SB-2 Registration Statement, Registration No. 33-89194, as declared effective by the Commission on August 14, 1995:

1.0
Form of Underwriting Agreement. (incorporated by reference to Exhibit 1.0 to Amendment No. 5 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on
July 13, 1995)

1.1
Selected Dealers Agreement. (incorporated by reference to
Exhibit 1.1 to Amendment No. 5 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on July 13, 1995)

1.2
Form of Agreement Among Underwriters. (incorporated by reference to Exhibit 1.2 to Amendment No. 5 to Registration
Statement on Form SB-2 (File No. 33-89194), filed with
Commission on July 13, 1995)

3.0
Certificate of Incorporation, filed April 12, 1994.
(incorporated by reference to Exhibit 3.0 to Registration
Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

3.1
By-laws, as amended. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

4.0
Specimen Copy of Common Stock Certificate
(incorporated by reference to Exhibit 4.0 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

4.1
Form of Class A Warrant Certificate. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

4.2
Form of Class B Warrant Certificate. (incorporated by reference to
Exhibit 4.2 to Amendment No. 5 to Registration Statement on
Form SB-2 (File No. 33-89194), filed with Commission on July 13, 1995)

4.3
Form of Underwriter's Purchase Option. (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to Registration Statement on
Form SB-2 (File No. 33-89194), filed with Commission on July 13, 1995)

4.4
Form of Warrant Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on July 13, 1995)

4.4.1
Amendment #1 to Warrant Agreement, dated November 11, 1997
(incorporated by reference to Exhibit 4.4 to Post-Effective Amendment Number 2 to the Form SB-2 on Form S-3 (File No. 33-89194), filed with the Commission on November 14, 1997).

5.0
Opinion of Paul W. Richter, Esq. For Registrant. (incorporated by reference to Exhibit 5.0 to Post-Effective Amendment Number 2 to the Form SB-2 on Form S-3 (File No. 33-89194), filed with the Commission on November 14, 1997.

10.0
Stock Purchase Agreement and Plan of Reorganization, dated November 1, 1994. (incorporated by reference to Exhibit 10 to Registration
Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.1
Employment Agreement, Edward Ratkovich, Maj. Gen., USAF (ret.)
(incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.2
Employment Agreement, Louis K. Lukanovich. (incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2
(File No. 33-89194), filed with Commission on February 9, 1995)

10.3
Employment Agreement, Bojko D. Vodanovic. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 (File No.
33-89194), filed with Commission on February 9, 1995)

10.4
Texas Instruments Incorporated Agreement, dated April 1, 1994.
(incorporated by reference to Exhibit 10.4 to Registration
Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.5
Possehl Hong Kong Precision Machining Ltd. Agreement, dated
April 28, 1994 (incorporated by reference to Exhibit 10.5 to
Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.6
NJC Technical Letter, dated July 21, 1994. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form
SB-2 (File No. 33-89194), filed with Commission on
February 9, 1995)

10.7
NRC License Agreement, dated September 12, 1986
(incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.8
MRCO License Agreement, dated February 25, 1994.
(incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2 (File No. 33-89194), filed with Commission on February 9, 1995)

10.9
United States Patent, Number 5,406,372, dated April 11, 1995.
(incorporated by reference to Exhibit 10.9 to Registration
Statement on Form SB-2 (File No. 33-89194), filed with
Commission on February 9, 1995)

10.10
Consent and Waiver, dated June 30, 1995. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Registration Statement on
Form SB-2 (File No. 33-89194), filed with Commission on July 13,
1997)

21.0
List of Subsidiaries, filed herewith.

23.0
Consent of Independent Auditors Grant Thornton, LLP, dated
December 30, 1997, filed herewith

24.0
Consent of Paul W. Richter, Esq.  (incorporated by reference to
Exhibit 24.0 to Post-Effective Amendment Number 2 to the Form SB-2 on Form S-3 (File No. 33-89194), filed with the Commission on
November 14, 1997).

24.1
Consent of Grant Thornton LLP (incorporated by reference to
Exhibit 24.1 to Post-Effective Amendment Number 2 to the Form
SB-2 on Form S-3 (File No. 33-89194), filed with the Commission on November 14, 1997).

25.0
Power of Attorney appointing Paul W. Richter (incorporated by reference to Exhibit 25.0 to Post-Effective Amendment
Number 2 to the Form SB-2 on Form S-3 (File No. 33-89194), filed with the Commission on November 14, 1997).

B.  Reports on Form 8-K.

The Company filed a Form 8-K with the Commission, dated September 1, 1997.





                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MVSI, INC.

January 4, 1998
                                        By:    EDWARD RATKOVICH
                                             --------------------
                                               Edward Ratkovich
                                            Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                 Date
---------              -------------------------------       -------------

EDWARD RATKOVICH      Chairman of the Board, President,      January 4, 1998
----------------      Chief Executive Officer
Edward Ratkovich      [Principal Executive Officer]


MARK J. MCKNIGHT      Chief Financial Officer, Controller,   January 4, 1998
----------------      Assistant Secretary
Mark J. McKnight      [Principal Financial Officer]


JAMES M. EWAN         Director                               January 4, 1998
----------------
James M. Ewan


EDWARD P. ROBERTS     Director                               January 4, 1998
-----------------
Edward P. Roberts


JEFFREY RUBIN         Director                               January 4, 1998
-----------------
Jeffrey Rubin


ABBAS FATHI           Director                               January 4, 1998
-----------------
Abbas Fathi


PAUL W. RICHTER       General Counsel and Secretary          January 4, 1998
-----------------
Paul W. Richter






EXHIBIT 21

MVSI, Inc. and Subsidiaries


SUBSIDIARIES OF THE REGISTRANT

The following lists all subsidiaries of MVSI, Inc. as required by Item 601 of Regulation S-B (Section 228.601):


       NAME                                INCORPORATED IN


  Socrates, Inc.                          Maryland, U.S.A.


  Expert, Inc.                            New York, U.S.A.


  Technet Computer Services, Inc.         Virginia, U.S.A.


  JMR Distributors, Inc.                  Virginia, U.S.A.


  MVS Modular Vision Systems, Inc.        Quebec, Canada





EXHIBIT 23

MVSI, INC. AND SUBSIDIARIES


Consent of Independent Certified Public Accountants [LOGO]


We have issued our report dated December 30, 1997, accompanying the consolidated financial statements incorporated herein by reference or included in the Annual Report of MVSI, Inc., on Form 10-KSB for the year ended September 30, 1997.
We hereby consent to the incorporation by reference of said reports in the Registration Statement of MVSI, Inc., on Form S-3 (File No. 33-89194, effective November 14, 1997).



                                       Grant Thornton LLP

Vienna, Virginia
December 30, 1997




                   ARTICLE 5 FINANCIAL DATA SCHEDULE