Form 10-Q
period 1997-12-31
MVSI INC
filed 1998-02-17
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                __________



                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended:           Commission file number:
           December 31, 1997                           0-26614

                                ___________


                                 MVSI, INC.
           (Exact Name of Registrant as Specified In Its Charter)



                Delaware                           52-1707718
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


     8133 Leesburg Pike, Suite 750, Vienna, VA        22182
     (Address of principal executive offices)       (Zip code)


                              (703) 356-5353
            (Company's telephone number, including area code)


                                ___________


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [x] No [ ]


     As of December 31, 1997, 16,462,666 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                               MVSI, INC.


                                 INDEX



PART I.   FINANCIAL INFORMATION                           Page

Item 1.   Financial Statements.                              3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                       13


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.        19

Item 6.   Exhibits and Reports on Form 8-K.                 19


SIGNATURES                                                  20

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents
-----------------------------------------------------------------------------

Interim Consolidated Financial Statements

     Interim Consolidated Balance Sheets                       	4

    	Interim Consolidated Statements of Operations             	5

    	Interim Consolidated Statements of Cash Flows             	6

    	Notes to Interim Consolidated Financial Statements        	7

MVSI, Inc. and Subsidiaries

Interim Consolidated Balance Sheets

                           							   		 December 31,       September 30,
	                                          1997                1997
-----------------------------------------------------------------------------
Assets		    					                    		 (Unaudited)         	(Audited)
Current Assets
	Cash and cash equivalents            	$		1,766,275       	$		1,704,724
	Investments	                          		18,807,316        			2,833,931
	Accounts receivable, net of
  allowance for doubtful accounts      			7,486,666	        		6,399,507
	Inventory	                             		3,955,496	        		3,619,030
	Tax credits and income
  tax receivable                         			268,266	          		306,283
	Prepaid expenses	                        		302,844	          		219,382
                                       ------------        ------------
Total Current Assets		                  	32,586,863	       		15,082,857

Property and Equipment, net            			1,061,322           		984,290
Capitalized Software Costs	             		1,604,983	        		1,723,138
Goodwill	                               		5,488,116	        		5,641,582
Investment in Joint Venture	              		262,413	          		262,413
Deferred Tax Asset	                     		1,655,471	        		1,655,471
Other Assets	                             		136,544		          	141,082
                                       ------------        ------------
		                                  		$		42,795,712      	$		25,490,833
                                       ============        ============

Liabilities and Stockholders' Equity

Current Liabilities
	Line of credit and financing
  arrangements                        $  	1,761,008      	$	 	1,397,943
	Accounts payable and
  accrued liabilities                  			5,153,249	        		5,290,531
	Shareholder loans and interest	          		636,029	          		737,208
                                       ------------        ------------
Total Current Liabilities	              		7,550,286	        		7,425,682


Stockholders' Equity
	Common stock, $.01 par value,
  50,000,000 shares authorized,
		17,740,620 and 11,590,000 shares
  issued, respectively	                   		177,406		          	115,900
	Stock subscription receivable	          		(150,000)	        		(150,000)
	Additional paid-in capital	           		49,360,390		       	24,599,441
	Treasury stock, at cost	              		(7,625,504)		        	(572,660)
	Accumulated deficit	                  		(5,929,617)      			(5,366,056)
	Unrealized loss on investments
  available for sale	                     	(169,231)         		(205,182)
	Cumulative translation adjustment      			(418,018)        			(356,292)
                                       ------------        ------------
Total Stockholders' Equity		            	35,245,426	       		18,065,151
                                       ------------        ------------
		                                  		$		42,795,712      	$		25,490,833
                                       ============        ============

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations

Three Months ended December 31,                 1997		          1996
-----------------------------------------------------------------------------
							                                    		(Unaudited)	    (Unaudited)

Sales		                                 		$		13,677,252   $ 		8,379,933
Cost of Sales	                             		11,807,692	    		6,456,011
                                           ------------    ------------
Gross Profit		                               	1,869,560	    		1,923,922

Expenses
	Selling	                                    			613,480		      	509,532
	Administrative	                            		1,293,919	      		816,820
	Research and development, net
  of tax credits	                             		222,601	       		30,201
	Depreciation and amortization		               	331,573	       		81,824
                                           ------------    ------------
                                       							2,461,573    			1,438,377
                                           ------------    ------------
Earnings (Loss) from Operations	             		(592,013)	     		485,545

Interest Income	                               		96,553	      		192,100
Interest and Financing Charges	               		(68,101)	     		(91,296)
                                           ------------    ------------
Earnings (Loss) Before Income Taxes	         		(563,561)	     		586,349

Income Tax (Benefit) Provision
	Current                                         				- 	      		110,000
	Deferred		                                        		- 	     		(123,779)
                                           ------------    ------------
                                              							-       			(13,779)
                                           ------------    ------------
Net Earnings (Loss)                      	$  		(563,561)  $  	 	600,128
                                           ============    ============
Earnings (Loss) Per
 Common Share - Basic                    	$	     	(0.04) 	$ 	     	0.06
                                           ============    ============
Earnings (Loss) Per Common and
 Common	and Common Equivalent-Diluted    	$      	(0.04) 	$      		0.04
                                           ============    ============
Shares Used In Calculation of Earnings
 (Loss)	Per Common Share - Basic	           	12,926,606    		10,746,625
                                           ============    ============
Shares Used In Calculation of Earnings
 (Loss) Per	Common and Common
 Equivalent Share - Diluted	               		12,926,606	   		13,692,732
                                           ============    ============

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows

Three Months ended December 31,                   1997 		         1996
-----------------------------------------------------------------------------
  								                                  	  (Unaudited)		   (Unaudited)
Increase (Decrease) in Cash and
 Cash Equivalents

Cash Flows from Operating Activities
	Net income (loss)                           	$		(563,561)    	$		600,128

	Adjustments to reconcile net income
  to net cash	from operating activities:
		Deferred income taxes	                             		-       			(13,779)
		Depreciation and amortization		                	331,573	       		81,824
		Unrealized loss on investments	                 	35,951       			    -
		(Gain) loss on foreign exchange	                   		-       			(31,228)
		Changes in operating assets and
   liabilities:
			Decrease (increase) in accounts
    receivable                              			(1,182,914)	    		(636,067)
			(Increase) decrease in inventory	           		(391,909)	      		27,457
			(Increase) in tax credits and income
    taxes receivable		                            	33,373		       	(7,898)
			Decrease in prepaid expenses	                 		88,083	      		(58,383)
			(Increase) in other assets		                    	4,537		         	(623)
			(Decrease) in accounts payable and
    accrued liabilities	                       		(137,282)    			(246,480)
                                              ----------- 	  	-----------
Net Cash (Used in) Operating Activities	     		(1,782,149)    			(285,049)
                                              -----------     -----------

Cash Flows from Investing Activities
	Net investment purchases	                  		(18,202,848)	          		-
	Borrowings on margin against investments		    	2,229,463	    		1,707,268
	Property, plant and equipment purchases		      	(131,583)	    		(136,930)
	Capitalized software costs	                         		-      			(300,730)
                                              -----------     -----------
Net Cash (Used in) Provided by
  Investing Activities	                     		(16,104,968)	   		1,269,608
                                              -----------     -----------

Cash Flows from Financing Activities
	Net increase (decrease) in line of credit	     		397,565	      		(77,411)
	Proceeds from shareholder loans	                    		-         			4,242
	Payment of shareholder loans	                 		(105,329)	          		-
	Purchase of treasury stock		                 	(7,052,844)	          		-
	Proceeds from issuance of common stock		             	-           			150
	Proceeds from conversion of warrants		       	24,547,712	       		59,850
                                              -----------     -----------
Net Cash Provided by (Used in)
  Financing Activities		                      	17,787,104	      		(13,169)
                                              -----------     -----------

Effect of Exchange Rate Changes on Cash	        		161,564		      	(30,977)
                                              -----------     -----------

Net Increase in Cash                            			61,551	      		940,413
Cash at Beginning of Period	                    1,704,724      			313,890
                                              -----------     -----------
Cash at End of Period                       	$		1,766,275   	$		1,254,303
                                              ===========     ===========

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements
-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1997.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations
----------------------------------------------
The accompanying interim consolidated financial statements include the accounts of MVSI,Inc. (a Delaware corporation), and its five wholly-owned subsidiaries: Socrates, Inc., a Maryland corporation, integrates, installs, supports and provides training on high-end computer and communication equipment and is headquartered in Largo, Maryland; Technet Computer Services, Inc., a Virginia corporation, provides commercial software systems, customized software development and software maintenance services, to include Year 2000 (Y2K) solution services, for corporate and government customers and is headquartered in Vienna, Virginia; JMR Distributors, Inc., a Virginia corporation, specializes in the purchase and sale of computer memory chips and network equipment and is headquartered in Lorton, Virginia; Expert, Inc., a New York corporation assembles and markets proprietary and generic computer system products and services for advanced integration and networking projects and is headquartered in Fresh Meadows, New York; and MVS Modular Vision Systems, Inc., a Canadian corporation, engaged in the design and manufacture of proprietary machine vision products and systems and headquartered in Montreal, Quebec (collectively referred to as the "Company"). The results of operations of Expert are included in the accompanying financial statements since the April 1, 1997 acquisition date and the results of Technet are included in the accompanying financial statements since the July 1, 1997 acquisition date. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------
Sales are recognized upon shipment of a finished product when title to the product transfers to the customer. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. Amounts received from customers prior to shipment are recorded as deposit liabilities.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash and money market accounts.

MVSI, Inc. and Subsidiaries

-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Investments
-----------
Investments consist of a short-term U.S. treasury mutual fund, which bears interest at 5.25% and the Company's investment in common stock of e-Net, Inc., which is accounted for using the cost method. The market value of the short-term U.S. treasury mutual fund and the Company's investment in the common stock of e-Net, Inc., at December 31, 1997, was $17,541,566 and $1,265,750, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these securities as available-for-sale, and recorded the securities at fair value, based on quoted market prices, with the unrealized gains or losses, reported in stockholders' equity at December 31, 1997.

Investment in Trivision Hi-Tech Joint Venture
---------------------------------------------
MVS Modular Vision Systems is party to a joint venture with a distributor of high technology products in South Korea. The joint venture was formed in 1997 to perform final assembly of MVS products for distribution, along with third party manufacturer products, to customers in South Korea and other Asian markets. Each party to the joint venture has a 50% interest in profits and losses of the venture. The Company accounts for its joint venture interest using the equity method wherein its investment balance at December 31, 1997 of $262,413 includes its initial investment plus its share of the joint venture profits. For the three months ended December 31, 1997, the quarterly profits of the joint venture were negligible and accordingly the Company recorded no earnings from its interest in the joint venture. The joint venture's operations were limited as a result of the ongoing financial crisis in Korea and other Asian markets.

Accounts Receivable
-------------------
Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of December 31, 1997, management has established an allowance for doubtful accounts of approximately $86,000.

Inventory Valuation
-------------------
Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis. Management evaluates obsolete and slow-moving inventory at each reporting date and either excludes such inventory from the valuation or provides for a necessary reserve to record inventory at the lower of cost or market.

Property and Equipment
----------------------
Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, principally using the double-declining balance method over estimated lives ranging from five to seven years. Demonstration and research equipment is depreciated on a straight-line basis over a four-year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets.

MVSI, Inc. and Subsidiaries

-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Capitalized Software Costs
--------------------------
Beginning in fiscal year 1995, certain software development costs not reimbursed by the Canadian government have been capitalized in accordance with Statement of Financial Accounting Standards No. 86. Software development costs incurred subsequent to achievement of technological feasibility, and not reimbursed by the Canadian government, were not material in previous years. Technological feasibility occurs when the Company has completed all planning and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features and technological performance requirements. Amortization expense related to Canadian operations for the three months ended December 31, 1997 and 1996, was $86,213 and $0.00, respectively. Amortization expense related to computer software acquired in the July 1, 1997 Technet acquisition (See Company's audited financial statements for the fiscal year ended September 30, 1997) was $33,750 for the three months ended December 31, 1997. The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

Goodwill
--------
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended December 31, 1997 and 1996, was $153,466 and $68,589, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate realizability.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred. The Company, however, is eligible to receive tax credits for certain research and development costs incurred from both the Canadian federal government and the Province of Quebec. Tax credits received or due from the Canadian federal government for research and development costs incurred can be realized only as an offset to future taxes payable from income generated in Canada. These tax credits can be carried forward up to ten years from the date generated.

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

MVSI, Inc. and Subsidiaries

-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes
------------
Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses using the liability method.

Using Estimates in Preparing Financial Statements
-------------------------------------------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments
-----------------------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

The carrying amount approximates fair value for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and other accrued liabilities.

Investment securities classified as current assets are based on quoted market price.

Stock Options
-------------
The Company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion No.25 (APB 25), whereby if stock options' exercise prices are set at fair market value or above at the measurement date, usually the date of grant, no compensation expense is recognized at that date.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", effective for fiscal years that begin after December 15, 1996. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period.

Optionally, a Company may continue to use the intrinsic value method, as described by APB 25, that measures compensation costs only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. In fiscal year 1998, the Company will continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

MVSI, Inc. and Subsidiaries

-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share
------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings Per Share", effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The Company has adopted the provisions of SFAS 128, as required, during its first quarter of fiscal year 1998.

SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                         For the Three Months Ended
                                        ----------------------------
                                        December 31,    December 31,
                                            1997            1996
                                        ------------    ------------
Numerator:
  Net earnings (loss)                   $   (563,561)   $    600,128
                                        ============    ============
Denominator:
  Denominator for basic earnings
   (loss) per share--weighted-average
   shares outstanding                     12,926,606      10,746,625
                                        ============    ============

  Effect of dilutive
   securities--warrants                           -        2,946,107

  Denominator for diluted earnings
   per share--adjusted weighted-average
   shares and assumed conversions         12,926,606      13,692,732
                                        ============    ============

Basic earnings (loss) per share         $       (.04)   $        .06
                                        ============    ============

Diluted earnings (loss) per share       $       (.04)   $        .04
                                        ============    ============

MVSI, Inc. and Subsidiaries

-----------------------------------------------------------------------------
December 31, 1997
-----------------------------------------------------------------------------

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Translation of Foreign Currency and Concentration of Credit Risk
----------------------------------------------------------------
A portion of the Company's operations is transacted in Canadian dollars. The balance sheet of Canadian operations is translated into U.S. dollars at the year-end rate of exchange, and all statement of operations items are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity.

The Company's customers are generally not concentrated in any specific geographic region. As a matter of policy, the Company insures its machine vision-based receivables and requires its larger machine vision-based customers to furnish letters of credit (and in some instances, advance deposits) to minimize commercial and credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.


NOTE C--STOCKHOLDERS' EQUITY

Redemption of Outstanding Class A and Class B Warrants
------------------------------------------------------
By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A and Class B Warrants for redemption for cash at 5:00 p.m., local time, on Monday, December 15, 1997 (the "Redemption Date"), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price").

In December 1997, the Company completed the redemption of the above warrants wherein certain Class A warrant holders exercised their warrants into 5,086,928 shares of common stock and the Class B warrant holder exercised its warrant into 1,000,000 shares of common stock, resulting in proceeds to the Company of approximately $24.5 million. In connection with the redemption, the Company purchased and exercised, prior to the deadline, 683,654 warrants for approximately $4.3 million in cash, resulting in net proceeds to the Company of approximately $20.2 million.

The Company intends to use the net proceeds from the exercise of the warrants for general working capital purposes, including funding software support and development; marketing and sales efforts; the acquisition of capital equipment; stock repurchases; and possible future acquisitions, strategic alliances and internal expansion, including the growth of management and employee payroll.

Treasury Stock
--------------
As of December 31, 1997, the Company had 1,277,954 shares of its common stock held in treasury. These shares were repurchased as part of two authorized, and publicly announced, open market stock and warrant repurchase programs during calendar year 1997 for an aggregate cost of $7,625,504. Subsequent to the quarter ended December 31, 1997, the Company has repurchased an additional 601,200 common shares in the open market at a cost of approximately $3.2 million.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.
-----------------------------------------------------------------------------

The following discussion and analysis of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Moreover, this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements concerning the Company's business and operations. Except for the historical information herein, certain matters discussed in this Report include forward-looking statements that may involve a number of risks and uncertainties, which projections and statements are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual risks and results may vary significantly based on a number of factors, including, but not limited to: risks in products and technology development; market acceptance of new products and continuing product demand, the impact of competitive products and pricing, and other factors mentioned in the Company's current and future filings with the Securities and Exchange Commission.

Overview
--------
The Company recorded record revenues of $13.7 million during the first quarter of fiscal year 1998, a 63% increase over revenues of approximately $8.4 million for the comparable period in fiscal year 1997. Despite the record sales growth, however, the Company suffered a net loss of $563,561 of $(.04) for the first quarter ended December 31, 1997, in large part due to the continued operating losses at its Canadian subsidiary, MVS Modular Vision Systems, Inc.

These losses stem from declining sales of MVS' machine vision scanners in the Far East and the capital-intensive nature of the MVS operations (e.g. research and development efforts). Operating losses at MVS accounted for 88% of the Company's loss in the first quarter ended December 31, 1997 and 64% of the Company's loss in the fourth quarter of fiscal year 1997. The Company has determined that the restructuring programs previously undertaken to boost sales and cut costs may not be adequate to achieve consistent profitability in the immediate or near future and that substantial additional steps may be necessary. The Company has further concluded that its resources would be more profitably used in expanding its growing software development and maintenance business line, including Year 2000 (Y2K) remediation work, and supporting its Information Technology (IT) businesses, than in supporting the capital-intensive machine vision operations at MVS, especially in light of the ongoing financial crisis in the Far East and the negative impact of that crisis on MVS' sales of computer chip inspection systems to its main customer base in Asia, mainly Korea, coupled with the long sales cycle being experienced by MVS for all of its machine vision products. As a result, the Company is currently exploring possible solutions to MVS' ongoing, negative impact on the Company's earnings. Notwithstanding these solutions, management has reviewed the carrying value of the assets and liabilities related to these operations and believe they are appropriately stated. Management of the Company expects to make a determination, with respect to such solutions for MVS' operations, prior to the end of the Company's second quarter of the current fiscal year.

Results of Operations
---------------------
Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996
-----------------------------------------------------------------------------

The Company reported sales of $13,677,252 for the three-month period ended December 31, 1997, as compared to $8,379,933 for the same period in fiscal year 1996. The increase in sales of $5,297,319 or 63% is primarily attributable to the acquisitions of Expert, Inc., effective April 1, 1997 and the acquisition of Technet Computer Services, Inc. ("Technet"), effective July 1, 1997. Sales at the Company's machine vision subsidiary continued to be impacted by the decline in its machine vision scanner sales to Korea and other Asian markets as a result of that region's economic and financial turmoil.

The gross margin of the Company decreased to 14% for the three months ended December 31, 1997, as compared to 23% for the three-month period ended December 31, 1996. The decrease in margins is principally a result of relatively lower gross profit margins in the Company's computer distribution and reselling businesses and the continued decline in margins in the Company's machine vision business primarily as a result of rises in product costs, market price pressures and product mix.

For the three months ended December 31, 1997, selling expenses increased by $103,948 (20%). The increase in selling expenses, over those of the prior year, are primarily a result of the Company's continued focus and commitment to its sales and marketing efforts and the Company's acquisition of Expert and Technet. Administrative expenses increased $477,099 (58%) to $1,293,919 for the three months ended December 31, 1997, as a result of an increase in the Company's overall level of operations and the acquisitions of Expert and Technet.

Research and development expenditures, shown net of Canadian tax credits, increased by $192,400 to $222,601 for the three months ended December 31, 1997, as a result of the Company's increased efforts in developing new and improved products and a reduction in the amount of software development expenditures eligible to be capitalized subsequent to the Company achieving technological feasibility on certain software development efforts.
Management began amortizing certain capitalized software costs in fiscal year 1997 upon the release of certain of the associated products. Depreciation and amortization expense for the three months ended December 31, 1997 increased by $249,749 to $331,573, as a direct result of an increase in depreciable assets from the Company's acquisitions of Expert and Technet, the resulting goodwill amortization recorded subsequent to the acquisitions, and the amortization of certain capitalized software costs.

Interest income, net of interest expense and financing charges, decreased by $72,352 from $100,804 to $28,452 for the three-months ended December 31, 1997. The decrease is primarily attributable to a reduction in interest income due to a decreasing balance in the Company's short-term U.S. Treasury mutual fund investments coupled with a related increase in margin loan interest. The Company did not receive much of its net proceeds from the redemption of the Company's Class A and Class B Warrants until late in the month of December. Both periods reflect interest on line of credit borrowings, and shareholder loans.

The Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada totaling approximately $8,000,000 at December 31, 1997, expiring in 2010, and investment tax credits of approximately $1.5 million available as a direct offset to taxes payable in the future. In addition, the Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $600,000 at December 31, 1997, expiring in 2011. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during fiscal years 1996 and 1997. However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. The Company does not believe that the December 1997 warrant redemption will materially affect the ability to use U.S. carryforwards in the future.

As of December 31, 1997, the Company has recorded net deferred tax assets totaling approximately $1,655,000 consisting of $889,000 relating to tax benefits derived from the Company's operations based in Canada and $766,000 relating to tax benefit derived from the Company's operation in the United States. Recoverability of this asset is dependent upon the Company generated future taxable income in both Canada and the United States. The Company will review the valuation allowance quarterly to determine the future realizability of these deferred tax assets.

The Company experienced a net loss of $(563,561) or $(.04) per share for the three months ended December 31, 1997, as compared to net income of $600,128 or $0.04 per share (diluted) for the three months ended December 31, 1996.


Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995
-----------------------------------------------------------------------------
The Company reported sales of $8,379,933 for the three-month period ended December 31, 1996 as compared to $3,570,142 for the same period ended December 31, 1995. The increase in sales of $4,809,791 or 135% is attributable to the acquisition of Socrates, Inc. and continued growth in the Company's computer memory chip contract manufacture and distribution business, as well as the Company's laser machine vision products and systems.

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

Interest income and expense and financing charges decreased by $25,515 from $126,319 for the three-month period ended December 31, 1996. The decrease is primarily attributable to an increase in interest income from an outstanding note receivable, as well as an increase in other income, offset by an increase in margin loan interest expense.

The Company has net operating loss carryforwards and tax credit carryforwards to offset future taxable income and taxes payable. Although the Company has recognized income before income taxes through December 31, 1996, this has not resulted in the recognition of income tax expense due to the existence of available net operating loss carryforwards. Future use of these net operating loss carryforwards was not affected by the Company's acquisitions during the fiscal year. However, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected.

The provision for income taxes in the accompanying December 31, 1996 Statement of Operations was based upon the estimated annualized effective tax rate and was largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. The Company was able to offset the current income tax expense at December 31, 1996, by realizing available deferred tax benefits.

Net income for the three months ended December 31, 1996 was $600,128 or $0.06 per share, as compared to net income of $330,359 or $0.03 per share for the three months ended December 31, 1995.

Capital Resources, Liquidity and Backlog
----------------------------------------

As of December 31, 1997, the Company had working capital of $25,036,577 compared to $8,640,669 as of December 31, 1996. The Company's fiscal year 1996 (JMR Distributors and Socrates) and 1997 (Expert and Technet) acquisitions and the general future expansion of the Company's primary business lines will require sufficient working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the three-months ended December 31, 1997 (see
Consolidated Statements of Cash Flows).   With the enhanced liquidity of the
Company as a result of the December 1997 Warrant Redemption (See Note C to the Interim Consolidated Financial Statements) which netted the Company approximately $20.2 million in cash, the Company believes that existing cash and cash equivalents on hand and investments will be sufficient to meet the Company's working capital and other financing requirements for the foreseeable future. The Company has no significant long-term debt outstanding as of December 31, 1997.

The Company has a bank line of credit with a Canadian bank for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the prime rate plus .75% (prime was 5.50% on December 31, 1997). At December 31, 1997 and 1996, borrowings outstanding on the line of credit amounted to $1,377,690 and $554,745, respectively. Borrowings under the line are subject maintaining a borrowing base consisting of a qualifying portion of accounts receivable, investment tax credits and inventories. The line of credit is collateralized by all present and future accounts receivable, Canadian tax credits receivable and inventory and is guaranteed by MVSI, Inc.

The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at December 31, 1997 and 1996, amounted to $364,437 and $465,805, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary and is guaranteed by MVSI, Inc.

Through September 30, 1995, the Company had borrowed $667,000 from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and are due on demand. During fiscal year 1996, the Company repaid $524,000 on the loans to the stockholder from operating cash flow to partially repay these loans. No repayments were made during fiscal year 1997. Total loans and accrued interest outstanding at December 31, 1997 and 1996, total $243,239 and $226,637, respectively.

Additionally, two other officers loaned subsidiaries, for which they are employed, amounts on an interest bearing, demand basis prior to being acquired by the Company. During the three months ended December 31, 1997, approximately $105,000 was repaid to these officers. At December 31, 1997, the balance on these loans, including interest, was $392,790.

In October 1996, the Company filed a Post-Effective Amendment Number 1 to the Company's Form SB-2 on Form S-3 Registration Statement. The Post-Effective Amendment related to the continuing resale and conversion of the Company's Class A Warrants previously issued in connection with the Company's initial public offering. The Class A Warrants became exercisable on the effective date of the Post-Effective Amendment Number 1 filing. Additionally, the Company filed a Post-Effective Amendment Number 2 to the Form SB-2 on Form S-3 Registration Statement in November 1997 to update the Company's original initial public offering (IPO) Prospectus. By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A and Class B Warrants for redemption for cash at 5:00 p.m., local time, on Monday, December 15, 1997 (the "Redemption Date"), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price"). For further details, see Note C to the Interim Consolidated Financial Statements, incorporated herein by reference.

In February 1997, the Company converted a $1.25 million note with e-Net, Inc. to 250,000 shares of e-Net, Inc. common stock. The 250,000 shares of e-Net common stock owned by MVSI (classified as investments in the accompanying balance sheet) were registered as part of e-Net's initial public offering
(IPO) and are restricted from sale for a 12-month period from the date of e-Net's IPO (April 1997), but may be released for sale during the 12-month period with the consent of the lead underwriter of the IPO.

As of December 31, 1997, the Company had 1,277,954 shares of its common stock held in treasury, of which 1,098,454 shares were purchased during the three months ending December 31, 1997. The shares held in treasury were repurchased as part of two authorized, and publicly announced, open market stock and warrant repurchase programs during calendar year 1997. Subsequent to the quarter ended December 31, 1997, the Company has repurchased an additional 601,200 common shares in the open market at a cost of approximately $3.2 million. The Company may, from time-to-time, continue to buy back additional MVSI securities in open market or block transactions in compliance with U.S. Securities and Exchange Commission regulations.

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


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
-----------------------------------------------------------------------------

By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A and Class B Warrants for redemption for cash at 5:00 p.m., local time, on Monday, December 15, 1997 (the "Redemption Date"), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price").

For further details, see Note C to the Interim Consolidated Financial Statements, incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibits.
         ---------
       		Exhibit 27, Article 5 - Financial Data Schedule

    	b. 	Reports on Form 8-K.
         --------------------
       		Form 8-K, dated October 30, 1997.
       		Form 8-K, dated December 1, 1997.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    									       MVSI, INC.

February 13, 1998

                                    								By: 	  EDWARD RATKOVICH
                                                   ----------------
                                     									     Edward Ratkovich
                                  								    	  Chairman of the Board