Form 10-Q
period 1998-03-31
MVSI INC
filed 1998-05-15
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 __________

                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarterly period ended:            Commission file number:
           March 31, 1998                              0-26614
                               ___________

                                MVSI, INC.
            (Exact Name of Registrant as Specified In Its Charter)



             Delaware                                 54-1707718
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   8133 Leesburg Pike, Suite 750, Vienna, VA             22182
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

    As of March 31, 1998, 15,771,446 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents
----------------------------------------------------------------------------


Interim Consolidated Financial Statements

  	Interim Consolidated Balance Sheets	                            4

  	Interim Consolidated Statements of Operations                  	5

  	Interim Consolidated Statements of Cash Flows                  	7

  	Notes to Interim Consolidated Financial Statements             	8

MVSI, Inc. and Subsidiaries
Interim Consolidated Balance Sheets

									                                    March 31,      September 30,
	                                              1998		           1997
ASSETS	                            								 (Unaudited)	     (Audited)
-----------------------------------------------------------------------------
Current Assets
	 Cash and cash equivalents               	$		2,571,069	    $		1,704,724
 	Investments	                             		12,377,286	     		2,833,931
	 Accounts receivable, net of
   allowance for doubtful accounts 	        		8,922,010	     		6,399,507
	 Inventory		                                	3,735,420     			3,619,030
	 Tax credits and income tax receivable	      		297,735	       		306,283
	 Prepaid expenses	                           		316,402	       		219,382
                                           -------------    -------------
Total Current Assets                      		 28,219,922     	 15,082,857

Property and Equipment, net 	               		1,053,680	       		984,290
Capitalized Software Costs	                   		168,750     			1,723,138
Goodwill, net of accumulated amortization   		5,344,650      		5,641,582
Investment in Joint Venture	                       		-        			262,413
Deferred Tax Asset	                           		766,118	     		1,655,471
Other Assets	                                  		64,783	       		141,082
                                            ------------    -------------
                                      				$		35,607,903	   $		25,490,833
                                            ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 	Line of credit and financing
    arrangements                         	$ 		4,104,867	   $ 		1,397,943
	 Accounts payable and accrued
    liabilities 	                           		4,683,953	     		5,290,531
 	Shareholder loans and interest	             		476,079		       	737,208
                                             -----------     ------------
Total Current Liabilities	                  		9,264,899		     	7,425,682

Stockholders' Equity
	 Common stock, $.01 par value,
   50,000,000 shares authorized,
		 17,740,620 and 11,590,000 shares
   issued, respectively		                      	177,406	       		115,900
 	Stock subscription receivable		             	(150,000)	     		(150,000)
 	Additional paid-in capital              			49,289,415	    		24,599,441
	 Treasury stock, at cost		                	(11,405,141) 	     	(572,660)
	 Accumulated deficit		                    	(11,517,228)   			(5,366,056)
	 Unrealized gain (loss) on
   investments available for sale		             	41,310	      		(205,182)
 	Cumulative translation adjustment 	          	(92,578)     			(356,292)
                                            ------------     ------------
Total Stockholders' Equity		                	26,343,004	     	18,065,151
                                            ------------     ------------
                                      				$		35,607,903	   $		25,490,833
                                            ============     ============

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries
Interim Consolidated Statements of Operations

                                                              	[RESTATED]
Three Months ended March 31,	                       1998		        1997
-----------------------------------------------------------------------------
							                                      	  	(Unaudited)   (Unaudited)
Sales	                                      			$		14,823,275 	$		8,162,627
Cost of Sales	                                  		13,425,976	  		6,997,174
                                                 ------------  ------------
Gross Profit                                    			1,397,299		  	1,165,453

Expenses
	 Selling                                       			1,200,350    			170,891
	 Administrative	                                  		653,317	    		543,396
	 Depreciation and amortization	                   		227,200	     		73,187
                                                  -----------  ------------
					                                            		2,080,867			    787,474
                                                  -----------  ------------

Earnings (Loss) from Continuing Operations	       		(683,568)	   		377,979

Interest Income	                                   		339,442	    		120,308
Interest and Financing Charges	                    		(15,168)	    		65,605
                                                  -----------  ------------
Earnings (Loss) From Continuing Operations
	Before Income Taxes	                             		(359,294)	   		563,892

Income Tax Provision
 	Current	                                              			-    			(20,000)
	 Deferred		                                             		-     			79,870
                                                  -----------  ------------
					                                                    		- 	    		59,870
                                                  -----------  ------------
Net Earnings (Loss) From
  Continuing Operations                         	$		(359,294)  	$		600,128
                                                  -----------   -----------
Discontinued Operations:
	Earnings (loss) from discontinued operations,
  including tax effect of $0.00 and $(138,162),
  respectively	                                   		(748,495)	     104,081
	(Loss) on disposal, including tax effect of
  $1,223,900 and $0.00, respectively	            	(4,479,822)		         -
                                                  -----------   -----------
Net earnings (loss) from discontinued
  operations                                      (5,228,317)      104,081
                                                  -----------   -----------
Net earnings (loss)                             $ (5,587,611)  $   608,103

Basic earnings (loss) per share,
  continuing operations                         $      (0.02)  $      0.05
Basic earnings (loss) per share,
  discontinued operations                              (0.33)         0.01
                                                  -----------    -----------
Basic earnings (loss) per share                 $      (0.35)  $      0.06
                                                  ===========    ===========

Weighted average shares outstanding, basic        15,924,611    10,710,972


Diluted earnings (loss) per share,
  continuing operations                         $      (0.02)  $      0.05
Diluted earnings (loss) per share,
  discontinued operations                              (0.33)         0.01
                                                 -------------  ------------
Diluted earnings (loss) per share               $      (0.35)  $      0.06
                                                 =============  ============

The accompanying notes are an integral part of these statements

MVSI, Inc. and Subsidiaries
Interim Consolidated Statements of Operations

                                                                 	[RESTATED]
Six Months ended March 31,	                          1998  		        1997
-----------------------------------------------------------------------------
					                                        		  	(Unaudited) 	  (Unaudited)
Sales			                                        	$ 27,536,800	  $ 14,922,667
Cost of Sales                                    		24,427,450     12,628,325
                                                  ------------  -------------
Gross Profit	                                     		3,109,350      2,294,342

Expenses
 	Selling			                                       	1,096,577        323,764
	 Administrative	                                 		2,361,654      1,104,407
	 Depreciation and amortization	                     	447,862        143,845
                                                  ------------  -------------
						                                             	3,906,093      1,572,016
                                                  ------------  -------------

Earnings (Loss) from Continuing Operations         	 (796,743)       722,326

Interest Income	                                     	434,019        312,408
Interest and Financing Charges                      		(58,574)       106,190
                                                  ------------  -------------
Earnings (Loss) From Continuing Operations
	Before Income Taxes		                              	(421,298)   	 1,140,924

Income Tax Provision
 	Current	          		                                     	-       		90,000
	 Deferred		                                              		-     			116,091
                                                  ------------   ------------
 				                                                     		- 	    		206,091
                                                  ------------   ------------

Net Earnings (Loss) From Continuing
  Operations                                     	$		(421,298)	   $ 	934,833
                                                  ------------   ------------
Discontinued Operations:
  Earnings (loss) from discontinued operations,
   including tax effect of $0.00 and $(298,162),
   respectively                                    (1,250,052)       273,398
 (Loss) on disposal, including tax effect of
   $1,223,900 and $0.00, respectively              (4,479,822)             -
                                                  ------------    -----------
Net earnings (loss) from discontinued
  operations                                       (5,729,874)       273,398
                                                  ------------    -----------
Net earnings (loss)                              $ (6,151,172)   $ 1,208,231
                                                  ============    ===========

Basic earnings (loss) per share,
  continuing operations                          $      (0.03)   $      0.09
Basic earnings (loss) per share,
  discontinued operations                               (0.40)          0.02
                                                 --------------  ------------
Basic earnings (loss) per share                  $      (0.43)   $      0.11
                                                 ==============  ============

Weighted average shares outstanding, basic         14,267,086     10,728,995


Diluted earnings (loss) per share,
  continuing operations                          $      (0.03)   $      0.08
Diluted earnings (loss) per share,
  discontinued operations                               (0.40)          0.02
                                                 --------------  ------------
Diluted earnings (loss) per share                $      (0.43)   $      0.10
                                                 ==============  ============

Weighted average shares outstanding, diluted       14,267,086     12,497,734


The accompanying notes are an integral part of these statements.


MVSI, Inc. and Subsidiaries
Interim Consolidated Statements of Cash Flows


                                                            	     [RESTATED]
Six Months ended March 31,	                          1998		          1997
								                                       	 (Unaudited)	   	 (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
	Net income (loss)                            	$		(563,561)      	$		600,128

	Adjustments to reconcile net income to net cash
		from operating activities:
		Deferred income taxes	                               		-  		      	(13,779)
		Depreciation and amortization		                  331,573 		        	81,824
		Unrealized loss on investments	                  	35,951          			    -
		(Gain) loss on foreign exchange	                     		-  	      		(31,228)
		Changes in operating assets and liabilities,
   net of acquisitions and dispositions:
			Decrease (increase) in accounts receivable			(1,182,914)	      		(636,067)
			(Increase) decrease in inventory		            	(391,909)			        27,457
			(Increase) in tax credits and income
    taxes receivable                             			33,373		         	(7,898)
			Decrease in prepaid expenses	                  		88,083	        		(58,383)
			(Increase) in other assets			                     4,537	           		(623)
			(Decrease) in accounts payable and
    accrued liabilities			                        (137,282)	      		(246,480)
						                                         ------------     -------------
	Net Cash (Used in) Operating Activities	     		(1,782,149)	      		(285,049)
                                               ------------     -------------

Cash Flows from Investing Activities
	Net investment purchases	                   		(18,202,848)	             		-
	Borrowings on margin against investments		      2,229,463      			1,707,268
	Property, plant and equipment purchases	       		(131,583)		      	(136,930)
	Capitalized software costs		                          	-        			(300,730)
						                                         ------------     -------------
	Net Cash (Used in) Provided by
   Investing Activities	                     		(16,104,968)	     		1,269,608
                                               ------------     -------------

Cash Flows from Financing Activities
	Net increase (decrease) in line of credit		      	397,565		       	(77,411)
	Proceeds from shareholder loans		                     	-          			4,242
	Payment of shareholder loans	                  		(105,329)	            	-
	Purchase of treasury stock	                  		(7,052,844)           			-
	Proceeds from issuance of common stock               		-            			150
	Proceeds from conversion of warrants		        	24,547,712	        		59,850
                                              -------------     -------------
Net Cash Provided by (Used in)
  Financing Activities	                       		17,787,104		       	(13,169)
                                              -------------     -------------

Effect of Exchange Rate Changes on Cash		         	161,564		       	(30,977)
                                              -------------     -------------

Net Increase in Cash                             			61,551	       		940,413
Cash at Beginning of Period	                    	1,704,724       			313,890
                                              -------------     -------------
Cash at End of Period                        	$		1,766,275    	$		1,254,303
                                              =============     =============

The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
-----------------------------------------------------------------------------
March 31, 1998
-----------------------------------------------------------------------------

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. In March 1998, the Company discontinued its Canadian machine vision operations as described in Note C. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified (restated) to reflect the discontinued operations treatment. The results of continuing operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1997.


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations
----------------------------------------------
The accompanying interim consolidated financial statements include the accounts of MVSI,Inc. (a Delaware corporation), and its five wholly-owned subsidiaries: Socrates Technologies, Inc., a Maryland corporation, integrates, installs, supports and provides training on high-end computer and communication equipment and is headquartered in Largo, Maryland; Technet Computer Services, Inc., a Virginia corporation, provides commercial software systems, customized software development and software maintenance services, to include Year 2000 (Y2K) solution services, for corporate and government customers and is headquartered in Vienna, Virginia; JMR Distributors, Inc., a Virginia corporation, specializes in the purchase and sale of computer memory chips and network equipment and is headquartered in Lorton, Virginia; Expert, Inc., a New York corporation assembles and markets proprietary and generic computer system products and services for advanced integration and networking projects and is headquartered in Fresh Meadows, New York; and MVS Modular Vision Systems,Inc., a Canadian corporation, engaged in the design and manufacture of proprietary machine vision products and systems and headquartered in Montreal, Quebec (collectively referred to as the "Company"). In March 1998, the Company discontinued its machine vision operations as described in Note C. The results of operations of Expert are included in the accompanying financial statements since the April 1, 1997 acquisition date and the results of Technet are included in the accompanying financial statements since the July 1, 1997 acquisition date. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1998
-----------------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash and money market accounts.

Investments
-----------
Investments consist of a short-term U.S. treasury mutual fund and a prime income trust fund, which bear interest at 5.25% and 7.20 %, respectively, and the Company's investment in common stock of e-Net, Inc., which is accounted for using the cost method. The market value of the short-term U.S. treasury and prime income trust mutual funds and the Company's investment in the common stock of e-Net, Inc., at March 31, 1998, was $10,752,286 and $1,625,000, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these securities as available-for-sale, and recorded the securities at fair value, based on quoted market prices, with the unrealized gains or losses, reported in stockholders' equity at March 31, 1998. During the three months ended
March 31, 1998, the Company recognized gains from the sale of mutual fund investments of approximately $115,000.

Accounts Receivable
-------------------
Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of March 31, 1998, management has established an allowance for doubtful accounts of approximately $154,000.

Inventory Valuation
-------------------
Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis. Management evaluates obsolete and slow-moving inventory at each reporting date and either excludry from the valuation or provides for a necessary reserve to record inventory at the lower of cost or market.

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

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1998
-----------------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Capitalized Software Costs
--------------------------
Capitalized software costs, net of amortization, related to the Company's machine vision operations were written-off as a result of the Company discontinuing those operations during the quarter ended March 31, 1998. These charges have been included in the Loss on Disposal under Discontinued Operations in the accompanying financial statements.

The remaining capitalized software costs relate to computer software acquired in the July 1, 1997 Technet acquisition (See Company's audited financial statements for the fiscal year ended September 30, 1997). Amortization expense related to these costs was $33,750 for the three months ended
March 31, 1998. The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

Goodwill
--------
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended March 31, 1998 and 1997, was $153,466 and $68,589, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate realizability.

Income Taxes
-----------
Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses using the liability method.

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

Reclassifications
-----------------
As a result of the discontinued operations presentation of the Company's machine vision operations, certain amounts in the 1997 financial statements have been reclassified (restated) as required to conform to the 1998 presentation.

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1998
-----------------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Earnings Per Share
------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings Per Share", effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The Company adopted the provisions of SFAS 128, as required, during its first quarter of fiscal year 1998.

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1998
-----------------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Earnings Per Share - Continued
------------------------------
SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

NOTE-DISCONTINUED OPERATIONS

In March 1998, the Company adopted a formal plan to sell its Canadian machine vision subsidiary, MVS Modular Vision Systems. The results of MVS have been reported separately as a component of discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Prior year financial statements have been reclassified (restated) to conform to the current year presentation. In connection with the decision to discontinue the machine vision operations, the Company recorded a loss on disposal of discontinued operations of approximately $4,480,000, including tax effects of $1,223,900. The loss includes the write-off or write-down of specific assets to estimated net realizable value and the anticipated loss through the June 30, 1998 estimated date of disposal. Negotiations continue on the sale of MVS and on the reduction of certain of the subsidiary's liabilities in an effort to recoup a portion of the Company's investment in MVS. There can be no assurances, however, that these negotiations will result in definitive agreements being reached or that the Company will be able to obtain consideration in any such sale sufficient to recoup any portion of the Company's investment. As a result the Company has not included any estimated net proceeds in the accompanying financial statements related to the potential sale of MVS.

The Condensed Statement of Operations relating to the discontinued operations for the six months ended March 31, 1998 are presented below:

                                                  Six Months
                                                    Ended
                                                March 31, 1998
 ---------------------------------------------------------------------------
Revenue                                          $   1,221,326
Cost and Expenses                                    2,471,378
                                                 ----------------
Loss before income taxes                            (1,250,052)
Income tax provision                                        -
                                                 ----------------
Net Loss                                         $  (1,250,052)
                                                 ================

MVSI, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
March 31, 1998
----------------------------------------------------------------------------

NOTE C-DISCONTINUED OPERATIONS-Continued

The assets and liabilities relating to the discontinued machine vision operations have not been segregated in the accompanying Consolidated Balance Sheets as of March 31, 1998 and September 30, 1997. At March 31, 1998, net assets held for sale amount to approximately $1,366,000 and consist of net working capital and the estimated net realizable value of inventory, property and equipment and other assets less related liabilities.


NOTE D-INVESTMENT BANKING RELATIONSHIP

Effective March 1, 1998, the Company engaged BlueStone Capital Partners, L.P. (BlueStone) to serve as the Company's investment banker and financial advisor. In connection with the agreement, the Company paid BlueStone an initial advisory fee and is committed to paying a monthly advisory fee for their ongoing services. Additionally, the Company is committed to issuing BlueStone up to 200,000 warrants during 1998, to purchase the Company's Common Stock at the closing bid price on specific dates of issuance.

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

Overview
--------
   Effective March 31, 1998, the Company announced the discontinuance of its unprofitable machine vision operations, MVS Modular Vision Systems.
The ongoing financial crisis in the Far East market and its negative impact on sales of MVS' microcomputer chip inspection scanners has continued to produce losses at MVS. As a result, management concluded that it could no longer jeopardize the promising potential of the Company's Information Technology (IT) and software development businesses by continuing to support MVS. The discontinuance of MVS' operations will require the completion of certain contractual obligations by the Company between now and the current anticipated disposal date of June 30, 1998.

   The Company recorded record revenues from continuing operations of $14.8 million during the first quarter of fiscal year 1998, an 82% increase over revenues of approximately $8.1 million for the comparable period in fiscal year 1997.

   The Company has strategically turned its focus to software development and maintenance,especially in the Year 2000 (Y2K) remediation, testing, and assessment areas, and to IT services in order to achieve higher profit margins and profitability for the remainder of FY 1998 and beyond.
Technet, the Company's software development and Y2K subsidiary, has been awarded several Y2K projects since the first of the year and is currently awaiting the outcome of a number of Y2K proposals and bids. In addition to Y2K opportunities, Technet is experiencing a growing demand for its software consulting capabilities.

   In connection with MVSI's refocus into two principal business lines, the Company will consolidate its three IT subsidiaries. The new consolidated companies will operate under the "Socrates Technologies" name and will concentrate on the higher profit margin areas, such as Technology training and computer services, currently being promoted by Socrates. Socrates will continue the reseller business as a secondary business line to it core IT services and capabilities and will refocus the reseller businesses from wholesale distribution to the more profitable business of retail sales to corporations and governments.

Results of Operations
---------------------
Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------

   The Company reported sales from continuing operations of $14,823,275 for the three-month period ended March 31, 1998, as compared to $8,162,627 for the same period in fiscal year 1997. The increase in sales of $6,660,648 or 82% is attributable to the acquisitions of Expert, Inc., effective April 1, 1997 and the acquisition of Technet Computer Services, Inc. ("Technet"), effective July 1, 1997, and internal growth at Socrates as a result of the strong increase in demand for the Company's Information Technology (IT) products and services.

   The Company's gross margin from continuing operations decreased to 9.4% for the three months ended March 31, 1998, as compared to 14.2% for the three-month period ended March 31, 1997. The decrease in margins as a percentage of sales was due principally to increased market price pressures and product mix which resulted in an increase in revenues in the relatively lower gross profit margin areas of computer distribution and reselling.

	For the three months ended March 31, 1998, selling expenses related to continuing operations increased by $482,426 (282%). The increase in selling expenses, over those of the prior year, are primarily a result of the Company's acquisition of Expert and Technet and the Company's focus and commitment to marketing the Socrates Technologies "brand name" and Technet's vast Y2K capabilities. Administrative expenses increased $656,954 (121%) to $1,200,350 for the three months ended March 31, 1998, as a result of an increase in the Company's overall level of operations and the acquisitions of Expert and Technet.

   Interest income, net of interest expense and financing charges, increased by $138,361 from $185,913 to $324,274 for the three-months ended March 31, 1998. The increase is primarily attributable to increased interest income due to higher investment balances and higher interest rates earned in the Company's short-term mutual fund investments coupled with a related reduction in margin loan interest. The increase also includes gains realized on the sale of certain mutual fund investments during the quarter.

	  The Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada totaling approximately $8,000,000 at March 31, 1998, expiring in 2010, and investment tax credits of approximately $1.5 million available as a direct offset to
taxes payable in the future.   In the event a change in ownership occurs in
the Company's discontinued Canadian operations, use of all or a portion of these Canadian generated net operating loss and research expenditure carryforwards could be affected.  In addition, the Company has net operating loss carry forwards available to offset U.S. taxable income of approximately
$6,000,000 at March 31, 1998, expiring in 2011.  However, in the event a change in control in the Company occurs in the future, use of all or a portion of the U.S. carryforwards could be affected.

  	As of March 31, 1998, the Company has recorded net deferred tax assets totaling approximately $766,000 relating to tax benefit derived from the Company's operation in the United States. Recoverability of this asset is dependent upon the Company generating future taxable income in the United States. The Company reviews the valuation allowance quarterly to determine the future realizability of these deferred tax assets.

	  The Company experienced a net loss from continuing operations of $359,294 or $(.02) per share for the three months ended March 31, 1998, as compared to net income of $504,022 or $0.05 per share for the three months ended March 31, 1997.

  	MVSI reported a loss from discontinued operations, net of tax effect, of $748,495 in the second quarter of fiscal 1998, versus income from discontinued operations of $104,081 in the second quarter of fiscal 1997.
The loss in the 1998 fiscal second quarter reflected the inability ofthe Company's Canadian machine vision operations to cover operating costs from gross profits on product sales.

	  As a result of the discontinuance of the Company's machine vision operations, effective March 31, 1998, MVSI reported a loss on disposal of discontinued operations, net of tax effect, of $4,479,822 for the second quarter of fiscal 1998. See Note C in the Notes to Interim Consolidated Financial Statements and the Overview section in Management's Discussion and Analysis, above.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

  	The Company reported sales from continuing operations of $27,536,800 for the six-month period ended March 31, 1998 as compared to $14,922,667, for the same period ended March 31, 1997. The increase in sales of $12,614,133 or 85% is attributable to the acquisitions of Expert and Technet and internal growth at Socrates as a result of the strong increase in demand for the Company's IT products and services.

  	The Company's gross margin from continuing operations increased to $3,109,350 for the six months ended March 31, 1998, from $2,294,342 in the same period a year ago, but decreased to 11% for the six months ended March 31, 1998, as a percentage of sales. The decrease was due principally to increased market price pressures and product mix which resulted in an increase in revenues in the relatively lower gross profit margin areas of computer distribution and reselling.

  	 For the six months ended March 31, 1998, selling expenses increased by $772,813 (239%) to $1,096,577. The increase in selling expenses, over those of the prior year, are primarily a result of the Company's acquisition of Expert and Technet and the Company's focus and commitment to marketing the Socrates Technologies "brand name" and Technet's vast Y2K capabilities. Administrative expenses increased $1,257,247 (114%) to $2,361,654 for the six months ended March 31, 1998, as a result of an increase in the Company's overall level of operations and the acquisitions of Expert and Technet.

  	 The Company experienced a net loss from continuing operations of $421,298 or $(.03) per share for the six months ended March 31, 1998, as compared to net income of $934,833 or $0.09 per share for the six months ended March 31, 1997.

   	MVSI reported a loss from discontinued operations, net of tax effect, of $1,250,052 for the six months ended March 31, 1998, versus income from discontinued operations of $273,398 for the same period of fiscal 1997. The loss in the first six months of fiscal 1998 reflected the inability of the Company's Canadian machine vision operations to cover operating costs from gross profits on product sales.

	  As a result of the discontinuance of the Company's machine vision operations, effective March 31, 1998, MVSI reported a loss on disposal of discontinued operations, net of tax effect, of $5,729,874 for the six months ended March 31, 1998.

Capital Resources, Liquidity and Backlog
----------------------------------------
  	As of March 31, 1998, the Company had working capital of $18,955,023 compared to $8,105,969 as of March 31, 1997. The Company's prior year acquisitions and the general future expansion of the Company's primary business lines will require sufficient working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the three-months ended March 31, 1998 (see
Consolidated Statements of Cash Flows).   With the enhanced liquidity of the
Company as a result of the December 1997 Warrant Redemption, the Company believes that existing cash and cash equivalents on hand and investments will be sufficient to meet the Company's working capital and other financing requirements for the foreseeable future. The Company continues to have no significant long-term debt outstanding as of March 31, 1998.

	  The Company previously had a bank line of credit with a Canadian bank for support of its Canadian operations temporary cash flow requirements, with interest payable monthly at the prime rate plus .75%.  During the quarter ended March 31, 1998, the Company paid off the then outstanding line of credit balance of approximately $1,150,000.

  	The Company also maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at March 31, 1998 and 1997, amounted to $4,087,784 and $603,326, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary and is guaranteed by MVSI, Inc.

  	The Company has a loan outstanding with a principal stockholder/officer (Edward Ratkovich) for monies advanced to the Company in a previous fiscal.
The loan bears interest at 9% and is due on demand. No repayments were made during fiscal year 1997 or during the six months ended March 31, 1998. Total loans and accrued interest outstanding at March 31, 1998 and 1997, total $247,390 and $230,788, respectively.

  	Additionally, two other officers loaned subsidiaries, for which they are employed, amounts on an interest bearing, demand basis prior to being acquired by the Company. During the six months ended March 31, 1998, approximately $265,000 was repaid to these officers. At March 31, 1998, the balance on the one remaining loan, including interest, was $228,689.

  	In February 1997, the Company converted a $1.25 million note with e-Net, Inc. to 250,000 shares of e-Net, Inc. common stock. The 250,000 shares of e-Net common stock owned by MVSI (classified as investments in the accompanying balance sheet) were registered as part of e-Net's initial public offering (IPO) and as of April 8, 1998 became eligible for sale.

  	As of March 31, 1998, the Company had 1,969,174 shares of its common stock held in treasury, of which 712,200 shares (at a cost of $3,850,613) were purchased during the three months ending March 31, 1998. The shares held in treasury were repurchased as part of two authorized, and publicly announced, open market stock and warrant repurchase programs during calendar year 1997.
The Company may, from time-to-time, continue to buy back additional MVSI securities in open market or block transactions in compliance with U.S.
Securities and Exchange Commission regulations.

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
          ---------------------------------

    	a.  	Exhibits.

        		Exhibit 27, Article 5 - Financial Data Schedule


    	b.  	Reports on Form 8-K.
          --------------------
		        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    									       MVSI, INC.


May 14, 1998                          					By: 	  EDWARD RATKOVICH
                                                  ----------------
									                                         Edward Ratkovich
								    	                                   Chairman of the Board