Form 10-Q
period 1998-06-30
MVSI INC
filed 1998-08-14
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          __________


                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:         Commission file number:
        June 30, 1998                           0-26614
                         ___________

                           MVSI, INC.
       (Exact Name of Registrant as Specified in Its Charter)


          Delaware                              54-1707718
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


  8133 Leesburg Pike, Suite 750, Vienna, VA          22182
  (Address of principal executive offices)        (Zip Code)


                       (703) 356-5353
       (Company's telephone number, including area code)

                         ___________


	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No


	As of June 30, 1998, 15,641,604 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

MVSI, Inc. and Subsidiaries

Contents
---------------------------------------------------------------------------


Interim Consolidated Financial Statements

	Interim Consolidated Balance Sheets                        4

	Interim Consolidated Statements of Operations              5

	Interim Consolidated Statements of Cash Flows              7

	Notes to Interim Consolidated Financial Statements         8

MVSI, Inc. and Subsidiaries

Interim Consolidated Balance Sheets
------------------------------------------------------------------

                        							   	 June 30,    September 30,
	                                      1998         1997
------------------------------------------------------------------
                                   (Unaudited)    (Audited)
Assets

Current Assets
 Cash and cash equivalents            $   921,201    $ 1,704,724
 Investments                           13,217,028      2,833,931
 Accounts receivable, net of
  allowance for doubtful accounts      11,714,463      6,399,507
 Inventory                              2,688,479      3,619,030
 Tax credits and income
  tax receivable                          296,464        306,283
 Prepaid expenses                         671,304        219,382
                                      ----------------------------
Total Current Assets                   29,508,939     15,082,857

Property and Equipment, net             1,184,538        984,290

Capitalized Software Costs, net           135,000      1,723,138

Goodwill                                5,181,185      5,641,582

Investment in Joint Venture                    -         262,413

Deferred Tax Asset                        766,118      1,655,471

Other Assets                              100,577        141,082
                                      ---------------------------
                                      $36,876,357    $25,490,833
------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
 Line of credit and financing
  Arrangements                        $ 2,943,666   $ 1,397,943
  Accounts payable and accrued
   liabilities                          5,033,353     5,290,531
  Shareholder loans and interest          251,540       737,208
                                      ---------------------------
Total Current Liabilities               8,228,559     7,425,682

Stockholders' Equity
 Common stock, $.01 par value,
  50,000,000 shares authorized,
  17,740,620 and 11,590,000 shares
  issued, respectively                    177,406       115,900
 Stock subscription receivable           (150,000)     (150,000)
 Additional paid-in capital            49,341,984    24,599,441
 Treasury stock, at cost              (12,366,877)     (572,660)
 Accumulated deficit                   (9,629,196)   (5,366,056)
 Unrealized gain(loss)on investments
  available for sale                    1,424,937      (205,182)
 Cumulative translation adjustment       (150,456)     (356,292)
                                      ---------------------------
Total Stockholders' Equity             28,647,798    18,065,151
                                      ---------------------------
                                      $36,876,357   $25,490,833
---------------------------------------------------------------------------

<F1>
The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations
------------------------------------------------------------------

                                                      [RESTATED]
Three Months ended June 30,                1998          1997
------------------------------------------------------------------
                                       (Unaudited)   (Unaudited)
Sales                                $ 16,330,346    $ 9,972,219
Cost of Sales                          13,967,920      8,785,573
                                     -----------------------------
Gross Profit                            2,362,426      1,186,646

Expenses
 Selling                                  613,120        192,337
 Administrative                         1,255,723        694,316
 Depreciation and amortization            246,814         93,691
                                      ----------------------------
                                        2,115,657        980,344
                                      ----------------------------
Earnings from Continuing Operations       246,769        206,302

Investment Income                       1,806,029        114,684
Interest and Financing Charges            (50,470)        77,094
                                      ----------------------------
Earnings from Continuing Operations
	before Income Taxes                    2,002,328        398,080

Income Tax Provision
	Current                                       -          45,000
	Deferred                                      -        (234,769)
                                      ----------------------------
                                               -        (189,769)
                                      ----------------------------
Net Earnings from Continuing
 Operations                           $ 2,002,328    $   587,849

Discontinued Operations:
 Earnings from discontinued
  operations, net of tax effect of
  $0.00 and $(191,764), respectively           -         228,586
 Loss on disposal of discontinued
  operations, net of tax effect of
  $0.00 and $0.00, respectively          (114,296)            -
                                      ----------------------------
Net earnings (loss) from
 discontinued operations                 (114,296)       228,586
                                      ----------------------------

Net earnings                           $1,888,032     $  816,435
                                      ----------------------------

Basic earnings per share, continuing
 Operations                                 $0.13          $0.06
Basic earnings (loss) per share,
 discontinued operations                    (0.01)          0.02
                                      ----------------------------
Basic earnings per share                    $0.12          $0.08
                                      ----------------------------

Weighted average shares
 outstanding, basic                    15,774,944     10,638,082
Diluted earnings per share,
 continuing operations                      $0.12          $0.05
Diluted earnings (loss) per share,
 discontinued operations                        -           0.02
                                       ---------------------------
Diluted earnings per share                  $0.12          $0.07
                                       ---------------------------

Weighted average shares
 outstanding, diluted                  16,125,150     11,171,826
---------------------------------------------------------------------------

<F1>
The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Operations
------------------------------------------------------------------

                                                      [RESTATED]
Nine Months ended June 30,                1998           1997
------------------------------------------------------------------
                                       (Unaudited)   (Unaudited)
Sales                                $ 43,867,145   $ 24,894,886
Cost of Sales                          38,395,369     21,413,898
                                     -----------------------------
Gross Profit                            5,471,776      3,480,988

Expenses
 Selling                                1,709,697        516,101
 Administrative                         3,617,377      1,798,723
 Depreciation and amortization            694,676        237,536
                                      ----------------------------
                                        6,021,750      2,552,360
                                      ----------------------------
Earnings from Continuing Operations      (549,974)       928,628

Investment Income                       2,240,048        427,093
Interest and Financing Charges           (109,044)       183,284
                                      ----------------------------
Earnings from Continuing Operations
	before Income Taxes                    1,581,030      1,539,005

Income Tax Provision
	Current                                       -         135,000
	Deferred                                      -        (118,677)
                                      ----------------------------
                                               -          16,323
                                      ----------------------------
Net Earnings from Continuing
 Operations                           $ 1,581,030    $ 1,522,682

Discontinued Operations:
 Earnings from discontinued
  operations, net of tax effect of
  $0.00 and $(489,926), respectively   (1,250,052)       501,984
 Loss on disposal of discontinued
  operations, net of tax effect of
  $0.00 and $1,223,000, respectively   (4,594,118)            -
                                      ----------------------------
Net earnings (loss) from
 discontinued operations               (5,844,170)       501,984
                                      ----------------------------

Net earnings(loss)                    $(4,263,140)   $ 2,024,666
                                      ----------------------------

Basic earnings per share, continuing
 Operations                                $ 0.11         $ 0.14
Basic earnings (loss) per share,
 discontinued operations                    (0.40)          0.05
                                      ----------------------------
Basic earnings per share                   $(0.29)        $ 0.19
                                      ----------------------------

Weighted average shares
 outstanding, basic                    14,769,705     10,698,690
Diluted earnings per share,
 continuing operations                     $ 0.10         $ 0.12
Diluted earnings (loss) per share,
 discontinued operations                    (0.39)          0.04
                                       ---------------------------
Diluted earnings per share                 $(0.29)        $ 0.16
                                       ---------------------------

Weighted average shares
 outstanding, diluted                  15,088,128     12,292,865
---------------------------------------------------------------------------

<F1>
The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Interim Consolidated Statements of Cash Flows
------------------------------------------------------------------

                                                      [RESTATED]
Nine Months ended June 30,                 1998          1997
------------------------------------------------------------------
                                       (Unaudited)   (Unaudited)
Increase (Decrease) in Cash
 and Cash Equivalents

Cash Flows from Operating Activities
	Net income (loss)                     $(4,263,140)  $ 2,024,666

	Adjustments to reconcile net
       income to net cash
	  from operating activities:
	  Deferred income taxes                        -       (157,512)
	  Depreciation and amortization           694,676       237,536
	  Loss on discontinued operations       5,844,170      (501,984)
	  Unrealized (gain) loss on
        investments                     (1,630,119)      355,980
	  (Gain) loss on foreign exchange              -           (743)
	  Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
	   (Increase) decrease in
         accounts receivable            (6,118,897)      878,196
	   (Increase) in inventory               (146,285)     (384,807)
	   (Increase) in tax credits and
         income taxes receivable           (88,305)           -
	   (Increase) decrease in prepaid
         expenses                         (371,085)      107,833
	   (Increase) in other assets             (46,661)       (5,855)
	   Increase (decrease) in accounts
         payable and accrued liabilities   766,320    (2,053,718)
	                                        -------------------------
Net Cash (Used in) Operating Activities (5,359,326)     (499,592)
                                         -------------------------

Cash Flows from Investing Activities
  Net investment purchases             (10,383,097)     (915,000)
  Borrowings on margin against
   investments                             540,934     3,676,023
  Property, plant and equipment
   purchases                              (564,767)     (260,917)
                                         -------------------------
Net Cash (Used in) Provided by
 Investing Activities                  (10,406,930)    2,500,106
                                         -------------------------

Cash Flows from Financing Activities
 Net increase (decrease) in line
  of credit                              2,714,906      (274,156)
 Proceeds from shareholder loans                -        201,920
 Payment of shareholder loans	            (485,668)           -
 Purchase of treasury stock            (11,794,217)     (572,660)
 Proceeds from issuance of
  common stock                                  -            150
 Proceeds from conversion of warrants   24,547,712        59,850
                                         -------------------------
Net Cash Provided by (Used in)
 Financing Activities                   14,982,733      (584,896)
                                         -------------------------

Effect of Exchange Rate Changes
 on Cash                                        -         (6,158)
                                         -------------------------
Net Increase (Decrease) in Cash           (783,523)    1,409,460

Cash at Beginning of Period              1,704,724       313,890
                                         -------------------------
Cash at End of Period                  $   921,201  $  1,723,350
--------------------------------------------------------------------------

<F1>
The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements
------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Effective March 31, 1998, the Company discontinued its Canadian machine vision operations as described in Note C. The results of continuing operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the fiscal year ended September 30, 1997.


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations
----------------------------------------------
The accompanying interim consolidated financial statements include the accounts of MVSI, Inc. (a Delaware corporation), and its five wholly-owned subsidiaries: Socrates Technologies, Inc., a Maryland corporation, integrates, installs, supports and provides training on high-end computer and communication equipment and is headquartered in Largo, Maryland; Technet Computer Services, Inc., a Virginia corporation, provides commercial software systems, customized software development and software maintenance services, to include Year 2000 (Y2K) solution services, for corporate and government customers and is headquartered in Vienna, Virginia; JMR Distributors, Inc., a Virginia corporation, specializes in the purchase and sale of computer memory chips and network equipment and is headquartered in Lorton, Virginia; Expert, Inc., a New York corporation assembles and markets proprietary and generic computer system products and services for advanced integration and networking projects and is headquartered in Long Island City, New York; and MVS Modular Vision Systems, Inc., a Canadian corporation, engaged in the design and manufacture of proprietary machine vision products and systems and headquartered in Montreal, Quebec (collectively referred to as the "Company"). Effective March 31, 1998, the Company has discontinued its machine vision operations as described in Note C. The results of operations of Expert are included in the accompanying financial statements since the April 1, 1997 acquisition date and the results of Technet are included in the accompanying financial statements since the July 1, 1997 acquisition date. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

MVSI, Inc. and Subsidiaries

------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash and money market accounts.

Investments
-----------
Investments consist of a short-term U.S. treasury mutual fund and a prime income trust fund, which bear interest at 5.25% and 7.20%, respectively, and the Company's investment in equity securities, which is accounted for using the cost method. The market value of the short-term U.S. treasury mutual fund and the Company's investment in equity securities, at June 30, 1998, was $8,036,228 and $5,180,800, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these securities as available-for-sale, and recorded the securities at fair value, based on quoted market prices, with the unrealized gains or losses, reported in stockholders' equity at June 30, 1998. During the three months ended June 30, 1998, the Company recognized gains from the sale of equity investments of approximately $1,594,000.

Accounts Receivable
-------------------
Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of June 30, 1998, management has established an allowance for doubtful accounts of approximately $152,000.

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

MVSI, Inc. and Subsidiaries

------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued


Capitalized Software Costs - Continued
--------------------------------------
The remaining capitalized software costs relate to computer software acquired in the July 1, 1997 Technet acquisition (See Company's audited financial statements for the fiscal year ended September 30, 1997). Amortization expense related to these costs was $33,750 for the three months ended June 30, 1998. The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that the current gross revenue for a product bears to the total current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

Goodwill
--------
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended June 30, 1998 and 1997, was $153,466 and $91,613, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate realizability.

Income Taxes
------------
Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses using the liability method.

The Company has net operating losses available to offset future taxable income and taxes payable as a result of the discontinuance of the Company's Canadian subsidiary. At March 31, 1998, the discontinuance date, due to uncertainty about future taxable income, the Company had established a valuation allowance fully reserving the tax benefit generated from certain deductions made available on its U.S. tax returns as a result of the disposal. As of June 30, 1998, the Company reduced its valuation allowance against deferred tax assets to offset the current period tax provision.

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

MVSI, Inc. and Subsidiaries

------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued


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

Stock Options
-------------
The Company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion No.25 (APB25), whereby if stock options' exercise prices are set at fair market value or above at the measurement date, usually the date of grant, no compensation expense is recognized at that date.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", effective for fiscal years that begin after December 15, 1996. The standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period.

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

MVSI, Inc. and Subsidiaries

------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

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


NOTE C-DISCONTINUED OPERATIONS

Effective March 31, 1998, the Company adopted a formal plan to discontinue its Canadian machine vision subsidiary, MVS Modular Vision Systems. The results of MVS have been reported separately as a component of discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Prior year financial statements have been reclassified (restated) to conform to the current year presentation. In connection with the decision to discontinue the machine vision operations, the Company recorded, as of March 31, 1998, an estimated loss on disposal of discontinued operations of approximately $4,480,000, net of tax effects of $1,223,900. The estimated loss included the write-off or write-down of specific assets to estimated net realizable value and the anticipated loss through the estimated date of disposal. During the three months ended June 30, 1998, the Company recorded an additional loss of $114,296 related to the discontinued operations. Negotiations continue on the sale of MVS or its assets and on the reduction of certain of the subsidiary's liabilities in an effort to recoup a portion of the Company's investment in MVS. There can be no assurances, however, that these negotiations will result in definitive agreements being reached or that the Company will be able to obtain consideration in any such sale sufficient to recoup any portion of the Company's investment.

The Condensed Statement of Operations relating to the discontinued operations for the nine months ended June 30, 1998 are presented below:


                                   Nine Months Ended
                                     June 30, 1998

Revenue                             $    1,354,878
Cost and Expenses                        5,975,148
                                    ---------------
Loss before income taxes                (4,620,270)
Income tax provision                     1,223,900
                                    ---------------
Net loss                            $   (5,844,170)
                                    ---------------



MVSI, Inc. and Subsidiaries

Notes to Interim Consolidated Financial Statements-Continued
------------------------------------------------------------------
June 30, 1998
------------------------------------------------------------------

NOTE C-DISCONTINUED OPERATIONS-Continued

The assets and liabilities relating to the discontinued machine vision operations have not been segregated in the accompanying
Consolidated Balance Sheets as of June 30, 1998 and September 30,
1997. At June 30, 1998, net assets held for sale amount to approximately $1,400,000 and consist of net working capital and the estimated net realizable value of inventory, property and equipment and other assets less related liabilities.

NOTE D-SUBSEQUENT EVENTS

General
-------
In July 1998, the Company was advanced $1,364,019, by a principal stockholder/officer to be used for general purposes by the
Company.  The advance bears interest at the rate of 8% and is due on demand.  The Company anticipates repaying the advance prior to the Company's September 30, 1998 fiscal year end.

In August 1998, the Company's Board of Directors authorized the
Company to make open market stock repurchases of up to an additional 1,000,000 shares of MVSI Common Stock. Any such repurchases of MVSI Common Stock, by the Company, would be in open market or block transactions in compliance with U.S. Securities and Exchange Commission regulations.

In August 1998, the Company began the consolidation of JMR and Expert into Socrates Technologies. Both JMR and Expert are currently doing business as (d.b.a.) Socrates Technologies. The consolidation of these subsidiaries is on going with a targeted completion date of September 30, 1998.


Lease Commitments
-----------------
In July 1998, the Company entered into an agreement to lease approximately 15,000 square feet of space in Long Island City, New
York for its subsidiary, Socrates Technologies.  The facility will be used for the manufacturing of build-to-order computer systems, networking services, systems integration and custom software development.  In addition, the facility will provide warehouse and office space and service facilities.  The five-year lease term, which includes annual rent escalation clauses,
provides for annual base rent of approximately $140,000, plus the
Company's share of property taxes and maintenance costs.

Additionally, the Company entered into an agreement in August
1998, for the lease of approximately 5,100 square feet in Tysons
Corner, VA. The space will be used for technology training, system integration personnel and sales offices. The five-year lease term, which includes annual rent escalation clauses, provides for annual base rent of approximately $115,000, plus the Company's share of operating costs.




PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

	The following discussion and analysis of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

	Certain statements in this report, including statements containing the words, "believes", "anticipates", "plans", "expects", "estimates", "predicts", "foreseeable", "significant" and other similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995, as amended. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to: risks in products and technological developments; market acceptance of new products and continuing product demand, the impact of competitive products, services and pricing, and other factors mentioned in the Company's current and future filings with the Securities and Exchange Commission and public announcements.

Overview
--------
	The Company recorded record revenues from continuing
operations of $16.3 million during the third quarter of fiscal year 1998, a 64% increase over revenues of approximately $9.9 million for the comparable period in fiscal year 1997.
Additionally, the Company achieved record net income from
continuing operations of $2,002,328, as compared to net income from continuing operations of $587,849 for the third quarter of FY
1997.

	The Company is continuing its strategic plans to focus on software development and maintenance, especially in the Year 2000
(Y2K) remediation, testing, and assessment areas, software consulting, and IT services in order to achieve higher profit margins and profitability for the remainder of FY 1998 and beyond.

	As previously announced, the Company, in connection with its refocus into two principal business lines, is consolidating its three IT subsidiaries (Socrates, JMR and Expert). The consolidated companies are operating under the "Socrates
Technologies" name and are concentrating on the higher profit margin areas, such as technology training and computer services, currently being promoted by Socrates. Socrates will continue the reseller business as a secondary business line to its core IT services and capabilities and will refocus the reseller businesses from wholesale distribution to the more profitable business of retail sales to corporations and governments. The consolidation of these subsidiaries is currently on going with a targeted completion date of September 30, 1998.

	Negotiations continue on the sale of MVS Modular Vision Systems or its assets (See Note C in the accompanying financial statements) and on the reduction of certain of the discontinued subsidiary's liabilities in an effort to recoup a portion of the Company's investment in MVS.



Results of Operations
---------------------------------------------------------------------------
Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997
---------------------------------------------------------------------------

	The Company reported sales from continuing operations of $16,330,346 for the three-month period ended June 30, 1998, as compared to $9,972,219 (restated) for the same period in fiscal year 1997. The increase in sales of $6,358,127 or 64% is attributable to internal growth at Socrates as a result of the strong increase in demand for the Company's Information Technology
(IT) products and services, and the acquisition of Technet
Computer Services, Inc. ("Technet"), effective July 1, 1997.

	The Company's gross margin from continuing operations increased to 14.5% for the three months ended June 30, 1998, as compared to 11.9% for the three-month period ended June 30, 1997.
The increase in margins as a percentage of sales was due principally to an improved product mix resulting from the Company's continued focus on higher gross profit margin areas.

	For the three months ended June 30, 1998, selling expenses related to continuing operations increased by $420,783 (219%).
The increase in selling expenses, over those of the prior year, are primarily a result of the Company's acquisition of Expert and Technet and the Company's focus and commitment to marketing the Socrates Technologies "brand name" and Technet's Y2K and software development and consulting capabilities. Administrative expenses increased $561,407 (81%) to $1,255,723 for the three months ended
June 30, 1998, as a result of an increase in the Company's overall level of operations and the acquisition of Technet.

	Investment income, net of interest expense and financing charges, increased by $1,563,781 to $1,755,559 for the three months ended June 30, 1998. The increase is attributable to the Company realizing gains of approximately $1.59 million on the sales of equity investments.

	The Company has net operating loss and research expenditure
carryforwards available to offset future taxable income generated in Canada totaling approximately $8,000,000 at June 30, 1998, expiring in 2010, and investment tax credits of approximately $1.5 million available as a direct offset to taxes payable in the
future.   In the event a change in ownership occurs in the
Company's discontinued Canadian operations, use of all or a
portion of these Canadian generated net operating loss and
research expenditure carryforwards could be affected.  In
addition, the Company has net operating loss carry forwards
available to offset U.S. taxable income of approximately
$6,000,000 at June 30, 1998, expiring in 2011.  However, in the event a change in control in the Company occurs in the future, use of all or a portion of the U.S. carryforwards could be affected.

	As of June 30, 1998, the Company has recorded net deferred tax assets totaling approximately $766,000 relating to tax benefits derived from the Company's operations in the United
States. Recoverability of this asset is dependent upon the Company generating future taxable income in the United States.
The Company reviews the valuation allowance quarterly to determine the future realizability of these deferred tax assets.
Additionally, the Company has net operating losses available to offset future taxable income and taxes payable as a result of the discontinuance of the Company's Canadian subsidiary. At March 31,
1998, the discontinuance date, due to uncertainty about future taxable income, the Company had established a valuation allowance fully reserving the tax benefit generated from certain deductions made available on its U.S. tax returns as a result of the disposal. As of June 30, 1998, the Company reduced its valuation allowance against deferred tax assets to offset the current period tax provision.

	The Company recorded net income from continuing operations of $2,002,328 or $0.12 per share (diluted) for the three months ended
June 30, 1998, as compared to net income of $587,849 or $0.05 per share (diluted) for the three months ended June 30, 1997.


	Related to the discontinuance of the Company's machine vision operations, effective March 31, 1998, MVSI reported a loss on disposal of discontinued operations, net of tax effect, of $114,296 for the third quarter of fiscal 1998. See Note C in the Notes to Interim Consolidated Financial Statements and the
Overview section in Management's Discussion and Analysis, above.


Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997
---------------------------------------------------------------------------

	The Company reported sales from continuing operations of $43,867,145 for the nine-month period ended June 30, 1998 as compared to $24,894,886, for the same period ended June 30, 1997.
The increase in sales of $18,972,259 or 76% is attributable to internal growth at Socrates as a result of the strong increase in demand for the Company's IT products and services and the Technet acquisition.

	The Company's gross margin from continuing operations increased to $5,471,776 for the nine months ended June 30, 1998, from $3,480,988 in the same period a year ago, but decreased to 12.5% for the nine months ended June 30, 1998, as a percentage of sales. The decrease was due principally to increased market price pressures and product mix which resulted in an increase in revenues in the relatively lower gross profit margin areas of computer distribution and reselling. The Company is continuing to strategically focus on its product and service offerings in the higher profit margin areas to improve gross margins, as evidenced by the Company's third quarter improvement in this area.

	For the nine months ended June 30, 1998, selling expenses increased by $1,193,596 (231%) to $1,709,697. The increase in selling expenses, over those of the prior year, are primarily a result of the Company's acquisition of Technet and the Company's focus and commitment to marketing the Socrates Technologies "brand name" and Technet's Y2K and software development and consulting capabilities. Administrative expenses increased $1,818,654 (101%) to $3,617,377 for the nine months ended June 30, 1998, as a result of an increase in the Company's overall level of operations and the acquisition of Technet.

	Investment income, net of interest expense and financing charges, increased by $1,520,627 to $2,131,004 for the nine months ended June 30, 1998. The increase is attributable to the Company realizing gains of approximately $1.59 million on the sales of equity investments during the quarter ended June 30, 1998.

	The Company recorded net income from continuing operations of $1,581,030 or $0.10 per share (diluted) for the nine months ended
June 30, 1998, as compared to net income from continuing operations of $1,522,682 or $0.12 per share (diluted) for the nine months ended June 30, 1998.

	MVSI reported a loss from discontinued operations, net of tax effect, of $(1,250,052) for the nine months ended June 30, 1998, versus income from discontinued operations of $501,984 for the same period of fiscal 1997. The loss in fiscal 1998 reflected the inability of the Company's Canadian machine vision operations to cover operating costs from gross profits on product sales.

	As a result of the discontinuance of the Company's machine vision operations, effective March 31, 1998, MVSI has reported a loss on disposal of discontinued operations, net of tax effect, of $(5,844,170) for the nine months ended June 30, 1998.



Capital Resources, Liquidity and Backlog
----------------------------------------

	As of June 30, 1998, the Company had working capital of
$21,280,380 compared to $9,561,893 as of June 30, 1997.  The
Company's expansion of the its primary business lines will require sufficient working capital to finance increases in inventory and accounts receivable comparable to or greater than the increase experienced in the three months ended June 30, 1998 (see
Consolidated Statements of Cash Flows).   With the enhanced
liquidity of the Company as a result of the December 15, 1997
Warrant Redemption, the Company believes that existing cash and cash equivalents on hand and investments will be sufficient to meet the Company's working capital and other financing
requirements for the foreseeable future.  The Company continues to have no long-term debt outstanding as of June 30, 1998.

	The Company maintains a credit agreement with a local finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay certain inventory balances (purchases) in scheduled interest-free installments. Borrowings outstanding under the agreement, at June
30, 1998 and 1997, amounted to $2,928,381 and $350,807,
respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary and is guaranteed by MVSI, Inc.

	The Company has a loan outstanding with a principal
stockholder/officer (Edward Ratkovich) for monies advanced to the
Company in a previous fiscal.   The loan bears interest at 9% and
is due on demand.  No repayments were made during fiscal year 1997 or during the six months ended March 31, 1998.  Total loans and accrued interest, outstanding at June 30, 1998 and 1997, total
$251,540 and $234,938, respectively.  Subsequent to June 30, 1998, the principal stockholder/officer advanced the Company an
additional $1,364,019, to be used by the Company for general purposes.  The money is expected to be repaid to the
stockholder/officer prior to the Company's September 30, 1998 fiscal year end.

	Additionally, two other officers loaned subsidiaries, for which they are currently employed, amounts on an interest bearing demand basis prior to being acquired by the Company. During the nine months ended June 30, 1998, approximately $500,000 was repaid to these officers. At June 30, 1998, no amounts remained outstanding to the two officers.

	As of June 30, 1998, the Company had 2,099,016 shares of its common stock held in treasury, of which 201,192 shares were purchased during the three months ending June 30, 1998. The shares held in treasury were repurchased as part of two authorized, and publicly announced, open market stock and warrant repurchase programs during calendar year 1997. Subsequent to June 30, 1998, the Company's Board of Director's authorized the
Company to make open market repurchases of up to an additional
1,000,000 shares of MVSI Common Stock. Any such repurchases of MVSI Common Stock, by the Company, would be in open market or block transactions in compliance with U.S. Securities and Exchange
Commission regulations.

	The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the U.S.
Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the Company is hereby identifying additional important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.



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




PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

	a.       Exhibits.
          ---------
          Exhibit 20, Press Release, dated August 11, 1998
        		Exhibit 27, Article 5 - Financial Data Schedule


	b.       Reports on Form 8-K.
          --------------------
	         Form 8-K, filed June 23, 1998.




                          SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MVSI, INC.

July 30, 1998

                                        By:   EDWARD RATKOVICH
                                              ----------------
                                              Edward Ratkovich
                                           Chairman of the Board




