Form 10-K
period 1998-09-30
SOCRATES TECHNOLOGIES CORP
filed 1998-12-29
CIK 937603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                          Commission file number:
    September 30, 1998                                      0-26614

                                   -----------


                        SOCRATES TECHNOLOGIES CORPORATION
                              (formerly MVSI, INC.)

             (Exact name of Registrant as specified in its Charter)

         Delaware                                         54-1707718
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

           9301 Peppercorn Place, Largo, MD         20774
       (Address of principal executive offices)   (Zip code)

                                 (301) 925-2200
                (Company's telephone number, including area code)

                                   -----------

         Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                              Name of Each Exchange
                                                   On Which Registered

    Not Applicable                                     Not Applicable


      Securities registered pursuant to Section 12(g) of the Exchange Act:


                                 Title of Class
                          Common Stock, $.01 Par Value
                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days. Yes X    No
                                  ----     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /x/

     The total market value of the voting stock was $22,993,158, of which $17,822,574 was held by non-affiliates of the registrant, based upon the closing price of the common stock on December 22, 1998, as quoted by the Nasdaq National Market System.

     The number of outstanding shares of the registrant's common stock on December 22, 1998 was 14,739,204.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the registrant to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to January 29, 1999, are incorporated herein by reference into Part III of this report.

                        SOCRATES TECHNOLOGIES CORPORATION


                                      INDEX





                                   Part I
                                                                                                                       Page

   Item 1.               Business.                                                                                       3
   Item 2.               Properties.                                                                                    13
   Item 3.               Legal Proceedings.                                                                             14
   Item 4.               Submission of Matters to a Vote of Security Holders.                                           14




                                     Part II

   Item 5.               Market for Registrant's Common Equity and Related Stockholder Matters.                         14
   Item 6.               Selected Financial Data.
   Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                                                                                                        15
   Item 7A.              Quantitative and Qualitative Disclosures About Market Risk                                     15
   Item 8.               Financial Statements.                                                                          22
   Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.          48




                                    Part III

   Item 10.              Directors and Executive Officers of the Registrant.                                            48
   Item 11.              Executive Compensation.                                                                        48
   Item 12.              Security Ownership of Certain Beneficial Owners and Management.                                48
   Item 13.              Certain Relationships and Related Transactions.                                                48
   Item 14.              Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                              48


Item 1.  Business.

Overview

     Socrates Technologies Corporation ("Socrates" or the "Company") is a broad-based information technology solutions company whose business is focused on two primary business lines: (1) Information Technology Solutions -specifically, the provision of information technology products, services and solutions to commercial and government customers, including assembly, integration and marketing of proprietary and generic computer system products and services; computer systems integration, telecommunications integration, Internet connectivity, and wide and local area networking; and providing training on the use of computer software programs to individuals, corporations and the government; and (2) Customized Software Development and Maintenance Services for commercial and government customers, including development of customized turnkey business and management information systems; development and sale of proprietary warehouse and inventory control systems; implementation of third-party enterprise resource (ERP) programs (especially SAP implementation), and Year 2000 remediation and audit services. The Company's current strategy is to provide a one-stop source for information technology and custom software development for large and medium sized commercial customers and federal , state and local governments.

     In March 1998, the Company discontinued its machine vision welding and scanner business conducted by its wholly-owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, ("MVS") to focus on what management believes to be the segments of its business that offer greater potential for growth in shareholder value. Since March 1998, the Company has attempted to sell the remaining assets of MVS. While the Company has had discussions with several prospective buyers since March 1998, the Company has not reached an agreement for the purchase of MVS assets as of the date of this report. While management is confident of its ability to sell the assets in the near future based upon ongoing discussions with potential buyers, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its investment.

     Socrates Technologies Corporation ("Socrates" or the "Company"), a Delaware corporation, was incorporated in the State of Delaware on November 6, 1998. Upon the merger of Socrates with MVSI, Inc., a Delaware Corporation incorporated on April 12, 1994, on December 12, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. Since December 1, 1998, the Company has maintained its executive offices and principal facilities at 9301 Peppercorn Place, Largo, Maryland 20774. Its telephone number is (301) 925-2200.

     The Company's Common Stock, $.01 par value, ("Common Stock") was quoted on the Nasdaq SmallCap Market from August 14, 1995 until May 1, 1997. Since May 2, 1997, the Common Stock has been quoted on the Nasdaq National Market System under the trading symbols "SOCT" or previously, from May 2, 1997 until December 12, 1998, under the trading symbol "MVSI."

     Financial information relating to the Company's industry segments for continuing operations for the years ended September 30, 1998 and 1997, is as follows:


                                                                             1998
                                             ----------------------------------------------------------------------
                                             Computer
                                             System Sales,
                                             Integration          Software          General
                                             and Training        Development        Corporate           Total
---------------------------------------------------------------------------------------------------------------------

      Sales to unaffiliated
           customers                   $  57,221,898       $   4,786,070       $         -        $ 62,007,968



      Operating profit (loss)               (163,242)            297,785           (906,736)          (772,193)
      Net income (loss)                     (569,012)            265,246          1,691,672          1,387,906
      Identifiable Assets                 21,704,084           3,995,072          2,012,433          7,711,589




                                                                           1997
                                     ----------------------------------------------------------------------------
                                          Computer
                                         System Sales,
                                         Integration           Software             General
                                         And Training         Development          Corporate           Total
-----------------------------------------------------------------------------------------------------------------
      Sales to unaffiliated
           customers                     $  33,755,491       $   579,207       $            -       $ 34,334,698
      Operating profit (loss)                1,493,644           (91,302)          (1,067,585)           334,757
      Net income (loss)                      1,115,359           (95,953)            (202,701)           816,705
      Identifiable Assets                   12,316,043         2,991,400            3,142,449         18,449,892



     The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations in fiscal year 1998 and 1997. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business. For the year ended September 30, 1996, the Company's continuing operations were in a single segment.

     The Company's continuing operations do not generate a significant amount of export of foreign sales. However, prior to its discontinuance, the Company machine-vision subsidiary had a significant amount of sales to customers outside North America, principally located in South Korea.

Computer Systems Sales, Integration and Training

     The Company conducts its Information Technology Solution business through Socrates Technologies, Inc. ("Socrates Technologies"), a wholly-owned subsidiary organized under the laws of the State of Maryland, and conducts its Custom Software Development and Maintenance business through Technet Computer Services, Inc. ("Technet"), a wholly-owned subsidiary organized under the laws of the Commonwealth of Virginia.

     Since September 1997, Socrates Technologies has occupied a 35,000 square foot office, manufacturing and warehouse space in Largo, Maryland, a suburb of Washington, D.C. This center serves as Socrates' and Socrates Technologies' principal executive offices, and Socrates Technologies' primary manufacturing and engineering center, corporate technology training center and primary warehouse facility. Socrates Technologies has sales offices in Exton, Pennsylvania, Gaithersburg, Maryland, Vienna and Virginia Beach, Virginia, and Long Island City, New York. Socrates Technologies also has a computer sales and service center in Newport News, Virginia, which sells exclusively to Newport News Shipbuilding, Inc. and its employees.

     On November 6, 1997, Socrates Technologies entered into an agreement with the Washington Sports & Entertainment, Inc. ("WSE") whereby Socrates, Inc. would provide computer hardware, software and training services to WSE; the Washington Wizards National Basketball Association Professional Basketball Team and Washington Capitals National Hockey League Professional Hockey Team, which WSE owns; and two major sports and entertainment complexes in the greater Washington, D.C. metropolitan area in which WSE has an ownership interest: the new MCI Center in Washington, D.C. and US Airways Arena in Largo, Maryland. The agreement has a three-year term and also entitles Socrates Technologies to advertise at the MCI Center and US Airways Arena and in television and cable shows and in print publications sponsored or produced by WSE or its affiliates.

     In September 1997, Socrates Technologies initiated an effort to establish as a separate business line the training of corporate and government employees and information technology professionals in the greater Washington, D.C. metropolitan area in the use of popular computer programs and network systems. Socrates Technologies conducted its first training classes in December 1997. Socrates Technologies intends to continue its efforts in Fiscal Year 1999 to expand the scope and market of its training business, which expansion could include establishing training centers in other metropolitan areas along the East Coast of the United States and expanding the program of study to qualify individuals to become certified software or network systems engineers or obtain other software or network systems certifications.

     To take advantage of the rapid growth of the Internet and intranets and to provide its customers with complete Internet connectivity, Socrates Technologies has created a special in-house networking group. The Company anticipates significant growth in Socrates Technologies' networking group business and computer training business in fiscal year 1999. The Company makes no assurances that Socrates Technologies will be able to successfully penetrate this market or to attain the anticipated significant growth.

     Socrates Technologies also is a contract manufacturer and wholesale distributor of proprietary and generic memory products for computers, plotters, laser printers, process controllers and other computer related industry devices; an assembler and seller of custom computer workstations and servers. Such products are marketed in North America to computer resellers and dealers and Internet Service Providers (ISP's).

     The Company intends to continue its financial and other support of Socrates' Technologies expansion of business lines and supporting resources as a central part of the Company's strategic goal to establish one-stop information technology capabilities for large corporate and government customers in fiscal year 1999.

     A majority of the Company's hardware and software sales are made pursuant to customer purchase orders. Training courses are offered for a per-course fee. For the years ended September 30, 1998 and 1997, sales to one customer of this segment accounted for 30% and 21%, respectively, of the Company's total sales.

Software Development

     Technet provides customized software development, including turnkey system development and product development, Year 2000 compliance services, and maintenance services to corporate and government customers.

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

     Technet has also designed, developed and implemented turnkey systems for market research and analysis, consumer relations, help desk, customer service and support, and multimedia expert systems for market research and presentations. Technet's product development has been focused on pre-packaged, easily customized software solutions for warehouse and supply chain management, order processing, document management, human resource management and medical office management. Among its principal products in this area is "Winnie," a fully integrated real-time software solution to distribution and supply chain management. Winnie provides customers with a management tool which provides information for use in key business decisions relating to inventory management, order fulfillment, delivery performance, and responsiveness, forecasting, and sales force automation.

     Technet provides Year 2000 conversion solutions, which remedies the inability of many computer programs and systems to properly recognize the new millenium as the Year 2000 and the possible malfunctions resulting from that recognition error.

     Technet's principal customers include several major international cosmetics and fragrance companies, a major U.S. insurance company, an international computer systems manufacturer and a domestic long-distance telephone carrier. Substantially all of Technet's consulting sales are generated pursuant to time and materials contracts whereby Technet invoices the customer using agreed upon hourly rates multiplied by the hours of service rendered or under turnkey contracts which stipulate a fixed price for the system or solution developed.

MVS Modular Vision Systems, Inc. ("MVS")

     In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly-owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, ("MVS") to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value. MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. MVS is based in a single facility of approximately 14,000 square feet in Montreal, Quebec, Canada. As of December 1998, the Company continues to market for sale the MVS business. While management is confident of its ability to sell the MVS assets in the near future based upon ongoing discussions with potential buyers, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its investment.

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

Marketing and Sales

     The Company's Computer Systems Sales, Integration and Training business relies heavily on an in-house direct sales force to sell their products. In addition, from time to time the Company uses print, radio and television advertising campaigns, principally focused on the Middle Atlantic region of the United States. Socrates intends to continue to expand its market presence through the use of various forms of print and electronic advertising in Fiscal Year 1999 to complement its direct sales force.

     Technet relies heavily on the sales efforts of its key personnel to market and sell its services, which efforts have been supported by the addition of a professional sales staff in fiscal year 1998.

Sources of Supply and Backlog

     All materials and components used by the Company's Computer Systems Sales, Integration and Training business are available from numerous sources of supply. The Company does not foresee any shortage of these materials.

     As of September 30, 1998, the Company's backlog was approximately $2 million. The Company's Computer Systems Sales, Integration and Training business has historically operated with limited backlog as products are typically shipped shortly after orders are received. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

Patent, Trademark, Copyright and Proprietary Rights

     None of the Company's continuing operations have filed any patents or possess any technologies or other intellectual property that they believe require or qualify for patent protection. The Company's discontinued machine vision business holds a number of patents or has patents pending in the United States, Canada and others internationally, some of which the Company expects to sell with other assets of this business in the near future. MVS has not maintained certain patents for its inspection scanner because of the discontinuation of that product or the lack of market demand in a particular nation.

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

Competition

     The Company believes that there are other companies, some of which are substantially larger and have substantially greater assets and resources than the Company, engaged in the development of technology and products that may be highly competitive with those of the Company, within each industry the Company competes in. Almost all of the companies with which the Company intends to compete are substantially larger and have substantially greater resources than the Company. It is also likely that other competitors will emerge in the future. Since the Company will compete with companies that have greater market recognition and broader capabilities than the Company, there can be no assurance that the Company or its operating subsidiaries will be able to successfully compete in the marketplace or will be able to achieve success in any of the business endeavors described herein.

Employees

     At the year ended September 30, 1998, the Company employed approximately 130 persons, all of whom were full-time employees. Of these full-time employees, approximately 20 were engaged in management, administration and finance, 60 in operations and 50 in marketing, training and sales.

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

Forward-Looking and Cautionary Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the Company is hereby identifying important factors, among others, that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

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

Item 2. Description of Properties.

     In December 1998, the Company completed the move of its principal executive offices from Vienna, Virginia to the Socrates Technologies headquarters in Largo, Maryland.

     Socrates leases approximately 35,000 square feet of space for its computer integration, distribution and training facilities located in Largo, Maryland. Base rent for the space is approximately $11,600 per month. The lease agreement, which expires in 2002, includes rent escalations and requires Socrates to pay certain operating expenses. In addition, Socrates also leases approximately 16,000 square feet in the aggregate of space for its facilities in Gaithersburg, Maryland; Exton, Pennsylvania; Vienna, Virginia and its locations in Virginia Beach and Newport News, Virginia under leases that expire through 2003. Base rent for these facilities is approximately $22,500 per month in the aggregate and requires the Company to pay certain operating expenses.

     Socrates also leases approximately 15,000 square feet of space for its computer integration, service and distribution facilities located in Long Island City, New York. Base rent for the space is approximately $11,600 per month. The five-year lease agreement includes annual rent escalations and requires the Company to pay certain operating expenses.

     Technet leases approximately 5,000 square feet of space under two lease agreements, for its software development business, located in Vienna, Virginia. Base rent for the aggregate space is approximately $8,400 per month. The lease agreements, which expire in 1999, include rent escalations and require Technet to pay certain operating expenses. Technet also leases approximately 3,500 square feet of space in Edison, New Jersey, with a base rent of $6,125, which lease expires in August 1999.

     MVS leases approximately 14,000 square feet for its MVS Canadian development and manufacturing facilities located in Montreal, Quebec, Canada, under a lease that extends through May 1999. The Company operates at approximately 50 percent of capacity. Base rental for the premises is approximately $5,500 per month. The lease requires the Company to pay certain property taxes and certain operating expenses.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 5. Market for Common Equity and Related Stockholder Matters.

     The Common Stock and Class A Warrants were listed on the Nasdaq SmallCap Market System from August 15, 1995 until May 1, 1997, under the symbols "MVSI " and "MVSIW", respectively. From May 2, 1997 through December 11, 1998, the Company's Common Stock traded on the Nasdaq National Market System under the symbol "MVSI" and ceased-to-be traded on the Nasdaq SmallCap Market. Effective December 14, 1998, the Company's Common Stock has traded on the Nasdaq National Market Exchange under the symbol "SOCT." The Class A Warrants were traded on the Nasdaq National Market System under the symbol "MVSIW" until 4:00 p.m., local New York City time, on December 15, 1997, the redemption date of the Class A Warrants. The Class B Warrants, which were not publicly traded, were also redeemed, effective December 15, 1997. There are approximately 3,000 shareholders of the Company's Common Stock, as last reported. The following table sets forth the range of high and low trading prices for the Common Stock, as reported by The Nasdaq Stock Market, for the fiscal periods indicated through September 30, 1998.


                                                                         High                 Low
                                                                       --------             --------

   Fiscal Year 1996
          First fiscal quarter                                           $8.38                 $3.88
          Second fiscal quarter                                          $7.38                 $4.00
          Third fiscal quarter                                           $9.75                 $6.88
          Fourth fiscal quarter                                         $15.63                 $8.00



   Fiscal Year 1997
          First fiscal quarter                                          $10.88                 $2.75
          Second fiscal quarter                                          $6.06                 $2.75
          Third fiscal quarter                                           $6.13                 $2.66
          Fourth fiscal quarter                                          $7.69                 $4.06



   Fiscal Year 1998
          First fiscal quarter                                           $9.06                $5.00
          Second fiscal quarter                                          $8.25                $4.25
          Third fiscal quarter                                           $8.13                $6.00
          Fourth fiscal quarter                                          $7.75                $1.50


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

Item 6. Selected Financial Data



                                                              Year ended September 30,
                                                   1998          1997           1996          1995
-------------------------------------------------------------------------------------------------------
                                                      (in thousands, except per share data)

Sales                                           $ 62,008       $ 34,335       $ 11,421       $  --

Gross Profit                                       8,710          4,362          1,045          --

Earnings from continuing operations                1,388            817            458        (3,504)

Income (Loss) from discontinued operations        (5,982)          (707)           555        (1,977)

Net Income (loss)                                 (4,594)           110          1,013        (5,481)

Earnings (Loss) per share-Basic                     (.31)           .01            .09         (1.10)
Earnings (Loss) per share-Diluted                   (.31)           .01            .08         (1.10)

Total Assets                                      29,512         25,491         20,160        12,959

Stockholders' Equity                              17,377         18,065         15,106        10,605



Note: Operating data for the fiscal year ended September 30, 1995 relates to the Company's machine vision operations discontinued in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

        Moreover, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations. Such statements involve risks and uncertainties that could cause actual results to differ due to a variety of risk factors set forth herein and from time to time in the Company's filings with the Securities and Exchange Commission and other public announcements.

Overview

     Fiscal year 1998 was a year of evolution and change for the Company. Since the Company's initial public offering in 1995, the Company has grown significantly through the acquisition of four separate technology companies involved in computer system sales, integration, training and software development. To date, each of these organizations has been operated independently of one another.

     To focus greater attention on its information technology businesses, the Company elected to discontinue its machine vision business in March 1998. This business was the core business of the Company at its inception and management believed it possessed superior technology in the machine vision industry. However, uncertainty caused by instability in overseas financial markets (principally Asia), and geographically segregated management in Canada resulted in management concluding that the greatest potential for growth in shareholder value would rest with the Company's information technology businesses. As of December 1998, the Company continues to market for sale the assets of MVS. While management is confident of its ability to sell the MVS assets in the near future based upon ongoing discussions with potential buyers, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its investment.

     The past year marked the first full year of operations conducted from the Company's 35,000 square foot Socrates Technology Center, a full service information technology facility from which the Company conducts training services, integrates and manufactures computer systems and houses its executive offices. Fiscal 1998 was the first full year of operations of its Software Development business operated from its Technet Computer Services subsidiary. The Company's continuing operations, while showing significant growth, generated an operating loss due to significantly higher amortization associated with goodwill arising from acquisitions, downward pressure on margins from hardware sales, and losses from certain operating divisions with the computer hardware distribution businesses. These losses led management to reorganize all hardware distribution businesses late in the year under the Socrates name and management. While no assurances can be given as to the success of the reorganization, management believes that by better coordinating sales and marketing efforts and leveraging a single centralized administrative support organization, operating profits will improve.

     All results of operations have been restated to reflect the discontinuance of the Company's machine vision segment in March 1998. As a result, current year to prior year comparisons of results from continuing operations exclude this segment except when noted.

Results of Operations

     Year ended September 30, 1998 Compared to Year ended September 30, 1997

     The Company reported an increase in sales of $27,673,270 or 81% to $62,007,968 for the year ended September 30, 1998 as compared to the same period in fiscal 1997. The increase in sales is attributable to the continued growth in sales generated by the Company's Computer System Sales, Integration and Training business which rose by $23,466,407 or 70% to $57,221,898 and a full year's sales from its Software Development business which rose by $4,206,863 or 726% to $4,786,070 due to the inclusion of a full year's sales for this business as it was acquired in the fourth quarter of the prior fiscal year.

     The gross margins of the Company increased slightly to 14% from 13%, for the year ended September 30, 1998, principally as a result of generally higher margins experienced by the software development business, offset by the relatively lower gross profit margins in the Company's Computer Sales, Integration and Training business.

     For the year ended September 30, 1998, selling expenses increased by $2,110,329 or 245% to $2,972,701, primarily as a result of additional sales staff hired and from including a full year's selling and marketing expenses for its Software Development Business, which was acquired in the fourth quarter of fiscal 1997. Administrative expenses increased $2,894,381 or 109% to $5,545,305 for the fiscal year 1998, as a result of increased salary expenses associated with the acquisition late in the prior fiscal year as well as an increase from investments in administrative infrastructure necessary to support growth in operations.

     Depreciation and amortization expenses for the year ended September 30, 1998, increased by $449,869 to $963,895 as a direct result of an increase in depreciable assets from the Company's businesses and from the resulting goodwill amortization recorded subsequent to the acquisitions. For acquisitions completed to date, future annual goodwill amortization will be approximately $610,000.

     Investment income, which includes realized gains or losses on marketable securities and interest income, net of interest expense and financing charges, increased by $1,106,208 or 142% to $1,884,726 for the year ended September 30, 1998. The increase was attributable to a gain recognized from the sale of shares of e-Net, Inc. in June 1998 which resulted in a gain of approximately $1,594,000 and interest income from the Company's short-term U.S. Treasury interest bearing investments, offset by realized losses from the liquidation of short-term U.S Treasury securities. Both periods reflect interest on line of credit borrowings, and shareholder loans.

     Management regularly reviews for recoverability deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at September 30, 1998, management considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible such as goodwill amortization, and for the anticipated impact of management's operating plans. The recovery of the deferred tax asset at September 30, 1998 is dependent upon the Company generating taxable income in the future sufficient to realize the associated tax benefits. In the event taxable income is not generated at sufficient levels, write downs of the deferred tax asset may be necessary.

     The Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $8,000,000 at September 30, 1998, expiring in 2018. While the future use of these net operating loss carryforwards has not been significantly affected by the Company's past acquisitions, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. In addition, the Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada. However, with the discontinuance of the Company's business in Canada in the past year, use of such Canadian tax benefits is dependent upon the Company conducting certain lines of business in Canada in the future which management believes is doubtful at the present time.

     Earnings from continuing operations for the year ended September 30, 1998 were $1,387,906 or $0.09 per share (basic and diluted EPS), as compared to earnings from continuing operations of $816,705 or $0.08 per share (basic EPS) and $0.06 per share (diluted EPS) for the year ended September 30, 1997.

     In March 1998, the Company discontinued its machine vision business and as result has reported results of operations and losses associated with the discontinuance separately from continuing operations. For the year ended September 30, 1998, this discontinued business incurred an operating loss of $1,250,052 compared to an operating loss of $707,159 in the prior year. In addition, upon making the decision to discontinue the machine vision business, the Company incurred a loss of $4,731,636 associated with write-downs of inventories, capitalized software costs, and deferred tax assets to net realizable value.

     Year ended September 30, 1997 Compared to Year ended September 30, 1996

     The Company reported an increase in sales of $22,913,403 or 201% to $34,334,698 for the year ended September 30, 1997 as compared to the same period in fiscal 1996. The increase in sales is attributable to the Company's current year acquisitions of Expert, Inc. (Computer Sales, Integration and Training) and Technet (Software Development), as well as the inclusion of a full year of sales for Socrates, which was acquired in the fourth quarter of fiscal 1996. Despite the increase in sales, the Company was impacted in the fourth quarter of Fiscal Year 1997 by the lack of MVS machine vision scanner sales and the temporary reduction in sales and increase in expenses due to Socrates' move to its new 35,000 square foot facility in Largo, Maryland.

     The gross margins of the Company increased to 13% from 9%, for the year ended September 30, 1997, principally as a result of generally higher margins experienced by the software development business acquired in the fourth quarter of 1997, offset by the relatively lower gross profit margins in the Company's Computer Sales, Integration and Training business.

     For the year ended September 30, 1997, selling expenses increased by $669,975 (348%) to $862,372, primarily as a result of additional sales staff hired at MVS and the Company's current year acquisitions of Expert (Computer Sales, Integration and Training) and Technet (Software Development), as well as the inclusion of a full year of selling expenses for Socrates, which was acquired in the fourth quarter of fiscal 1996. Administrative expenses increased $1,220,564 (85%) to $2,650,924 for the fiscal year 1997, as a result of increased salary expenses associated with the Company's year acquisitions, as well as an increase in the Company's overall level of operations.

     Depreciation and amortization expenses for the year ended September 30, 1997, increased by $396,518 to $514,026 as a direct result of an increase in depreciable assets from the Company's acquisitions of Expert and Socrates and the resulting goodwill amortization recorded subsequent to the acquisitions. For acquisitions completed to date, future annual goodwill amortization will be approximately $610,000.

     Interest income, net of interest expense and financing charges, increased by $2,125 from $776,393 to $778,518 for the year ended September 30, 1997. Both periods reflect interest on line of credit borrowings, and shareholder loans.

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

     Earnings from continuing operations for the year ended September 30, 1997 were $816,705 or $0.08 per share, as compared to earnings of $457,670 or $0.04 per share (basic EPS) and $0.03 per share (diluted EPS) for the year ended September 30, 1996.

     Year ended September 30, 1996 Compared to Year ended September 30, 1995

     As a result of the Company's discontinuance of its machine vision business, there are no continuing operations for fiscal year 1995 for which to make valid comparisons to fiscal year 1996. Thus, no year-to-year comparisons are provided.

Capital Resources, Liquidity and Backlog

     As of September 30, 1998, the Company had working capital of $9,458,207 compared to $7,657,175 as of September 30, 1997. As of September 30, 1998, the Company has cash, cash equivalents and investments of $1,801,428. While the Company generated $24,547,712 of proceeds from a conversion of its warrants during the year, $16,981,581 of such proceeds were used to repurchase shares of the company's common stock in the open pursuant to a publicized stock redemption program. The Company also experienced a significant increase in accounts receivable in fiscal 1998. Management believes a portion of the increase relates to temporary delays in the processing of one customer's invoices which was rectified in November 1998 when the Company collected approximately $5,000,000 on these accounts receivable. The increase in accounts receivable, coupled with the repurchase of shares of e-Net, Inc. common stock in the fourth quarter as described below, caused the Company to liquidate certain investment securities in the fourth quarter of fiscal 1998.

     The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. Amounts due to the finance company under the agreement at September 30, 1998 and 1997, amounted to $5,403,768 and $208,082, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants. As of September 30, 1998, the Company was in compliance with all of these covenants.

     On October 21, 1998, the Company entered into an accounts receivable credit facility with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement is $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain covenants, the most restrictive of which requires the Company to maintain a tangible net worth including subordinated debt of $1,000,000; a ratio of debt minus subordinated debt not to exceed 5 to 1; and to provide the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company has renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements is $10,000,000.

     Management believes that the working capital and liquidity position of the Company, together with funds available under the Company's new line of credit, are adequate to meet the Company's working capital requirements based upon its current level of operations. However, significant internal growth or additional acquisitions could create a need for additional working capital. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets, as well as restrictions under its existing credit facilities.

     By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A Warrants and Class B Warrants for redemption for cash, on December 15, 1997 (the "Redemption Date'), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price"). After December 15, 1997, on the Redemption Date, the only right of any holders of a Class A Warrant or Class B Warrant who did not timely exercise, or, in the case of the Class A Warrant holder, timely trade the warrant, was to receive the Redemption Price for each warrant properly tendered to American Stock Transfer & Trust Company, the Warrant Agent for the warrants. Pursuant to the redemption, the Company generated proceeds to the Company of $24,547,712. Of these proceeds, $16,981,581 were used during the fiscal year ended September 30, 1998 for the purchase of Company stock in the open market.

     The Company entered fiscal 1998 with an investment of 250,000 shares of common stock of e-Net, Inc. ("e-Net"), a publicly held Germantown, Maryland based manufacturer of data-telephony equipment, valued at approximately $1,600,000. During the third fiscal quarter of 1998, the Company sold 130,000 shares for proceeds of $2,368,000, or $18.22 per share, resulting in a realized gain of $1,594,000. In addition, the Company purchased an additional 160,000 shares of e-Net common stock for prices ranging from $13.13 to $14.88 per share. During the fourth quarter of fiscal

1998, the Company purchased 170,000 shares of e-Net stock at prices ranging from $17.06 to $18.63 per share, or aggregate consideration of $3,077,500. Later in the fourth quarter, the value of e-Net shares decreased significantly, falling to $3.43 per share at September 30, 1998, causing the Company to suffer unrealized losses of approximately $5,800,000 in the fourth quarter of fiscal 1998. At the present time, the Company continues to hold 450,000 shares of e-Net stock. Because e-Net common stock is highly volatile, the Company can make no assurances that the unrealized losses suffered can be recovered.

     The Company has no significant long-term debt outstanding as of September 30, 1998.

     As of September 30, 1998, the Company had borrowed, under two separate loan agreements, monies from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and 8%, respectively, and are due on demand. Total loans and accrued interest outstanding at September 30, 1998, total $1,380,056. Subsequent to September 30, 1998, the Company has repaid $250,000 of the total outstanding loans.

     At September 30, 1998, the Company's backlog was approximately $2 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

Year 2000

     Certain of the financial information systems used at the Company's subsidiaries are currently not Year 2000 compliant. The Company is in the process of addressing these issues as part of a Company-wide management information system implementation which is expected to be substantially complete in early 1999. Management believes the Company's operations do not pose complex systems needs and its financial information system requirements can be satisfied with "off-the-shelf" software which will not require significant customization. The costs related to the system implementation have not been significant.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


Socrates Technologies Corporation and Subsidiaries

Contents

-------------------------------------------------------------------------------

Item 8:  Financial Statements


Report of Independent Certified Public Accountants                         23


Consolidated Financial Statements

        Consolidated Balance Sheets                                        24

        Consolidated Statements of Operations                              25

        Consolidated Statements of Stockholders' Equity                    26

        Consolidated Statements of Cash Flows                              27

        Notes to Consolidated Financial Statements                        28-47


Report of Independent Certified Public Accountants


Board of Directors
Socrates Technologies Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Socrates Technologies Corporation (a Delaware Corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socrates Technologies Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in period ended September 30, 1998, in conformity with generally accepted accounting principles.




Vienna, Virginia
December 15, 1998

Socrates Technologies Corporation and Subsidiaries

Consolidated Balance Sheets


-------------------------------------------------------------------------------------------------------------------------------

Years ended September 30,                                                                     1998               1997
-------------------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
      Cash and cash equivalents                                                         $    831,921       $  1,704,724
      Investments                                                                            969,507          2,833,931
      Accounts receivable, net of allowance for doubtful accounts                         14,533,443          6,399,507
      Inventory                                                                            3,625,823          3,619,030
      Tax credits and income tax receivable                                                  613,191            306,283
      Prepaid expenses                                                                     1,019,604            219,382
                                                                                       -------------      -------------
Total Current Assets                                                                      21,593,489         15,082,857

Property and Equipment, net                                                                1,375,477            984,290

Capitalized Software Costs, net                                                              101,250          1,723,138

Goodwill, net                                                                              5,027,719          5,641,582

Deferred Tax Asset, net of valuation allowance                                             1,200,000          1,655,471

Other Assets                                                                                 214,327            403,495
                                                                                       -------------      -------------
                                                                                        $ 29,512,262       $ 25,490,833
                                                                                       -------------      -------------
                                                                                       -------------      -------------

Liabilities and Stockholders' Equity

Current Liabilities
        Vendor financing arrangement                                                    $  5,417,256       $  1,397,943
        Accounts payable and accrued liabilities                                           5,337,970          5,290,531
Shareholder loans and interest                                                             1,380,056            737,208
                                                                                       -------------      -------------
Total Current Liabilities                                                                 12,135,282          7,425,682

Stockholders' Equity
               Common stock, $.01 par value, 50,000,000 shares authorized,
               17,740,620 and 11,590,000 shares issued and 14,739,204 and
               11,410,510 shares outstanding at September 30, 1998,
               and 1997, respectively                                                        177,406            115,900
        Stock subscription receivable                                                       (150,000)          (150,000)
        Additional paid-in capital                                                        49,342,292         24,599,441
        Treasury stock, at cost, 3,001,416 and 179,500 shares, respectively              (17,554,241)          (572,660)
        Accumulated deficit                                                               (9,959,838)        (5,366,056)
        Unrealized loss on investments available for sale                                 (4,406,200)          (205,182)
Cumulative translation adjustment                                                            (72,439)          (356,292)
                                                                                       -------------      -------------
Total Stockholders' Equity                                                                17,376,980         18,065,151
                                                                                       -------------      -------------
                                                                                       $  29,512,262      $  25,490,833
                                                                                       -------------      -------------
                                                                                       -------------      -------------



The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries

Consolidated Statements of Operations



---------------------------------------------------------------------------------------------------------------

Years ended September 30,                                     1998                1997             1996
---------------------------------------------------------------------------------------------------------------
                                                                       (as restated, see Note J)

Sales                                                     $ 62,007,968       $ 34,334,698       $ 11,421,295

Cost of Sales                                               53,298,270         29,972,618         10,376,183
                                                          ------------       ------------       ------------

Gross Profit                                                 8,709,698          4,362,080          1,045,112

Expenses
    Selling                                                  2,972,701            862,372            192,397
    Administrative                                           5,545,305          2,650,924          1,430,360
    Depreciation and amortization                              963,885            514,026            117,508
                                                          ------------       ------------       ------------


                                                             9,481,891          4,027,322          1,740,265

Income (Loss) from Operations                                 (772,193)           334,758           (695,153)

Interest and Investment Income                               2,150,537          1,029,336            893,899
Interest and Financing Charges                                (265,811)          (250,818)          (117,506)
                                                          ------------       ------------       ------------



Earnings Before Income Taxes                                 1,112,533          1,113,276             81,240

Income Tax (Benefit) Provision
     Current                                                    30,600             82,649               --
     Deferred                                                 (305,973)           213,922           (376,430)
                                                          ------------       ------------       ------------
Earnings from Continuing Operations                       $  1,387,906       $    816,705       $    457,670
                                                          ------------       ------------       ------------
                                                          ------------       ------------       ------------


Discontinued Operations
        Loss from operations, net of income
             tax benefits of $0, $486,350
             and $410,000, respectively                     (1,250,052)          (707,159)           555,094

        Loss from disposal, including of income
             tax expense of $1,233,000 in 1998              (4,731,636)              --

                                                            (5,981,688)          (707,159)           555,094


                                                          ------------       ------------       ------------
Net Earnings (Loss)                                         (4,593,782)           109,546          1,012,764
                                                          ------------       ------------       ------------
                                                          ------------       ------------       ------------


Earnings (Loss) per Share
             Continuing operations--basic                 $       0.09       $      0.08       $      0.04
             Discontinued operations--basic                      (0.40)            (0.07)             0.05
             Net earnings (loss)--basic                          (0.31)             0.01              0.09
             Continuing operations--diluted                       0.09              0.06              0.03
             Discontinued operations--diluted                    (0.40)            (0.05)             0.05
             Net earnings (loss)--diluted                        (0.31)             0.01              0.08
                                                          ------------       -----------       -----------

Socrates Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity



---------------------------------------------------------------------------------------------------------------------------------

Years ended September 30,                      1998                                   1997                               1996
---------------------------------------------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries

Consolidated Statements of Cash Flows



-----------------------------------------------------------------------------------------------------------------------------------

Years ended September 30,                                                             1998              1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
      Net earnings (loss) from operations                                       $ (4,593,782)   $      109,546      $    1,012,764
                                                                                ------------    --------------      --------------


      Adjustments to reconcile net income (loss) to net cash from operating activities:
           Deferred income taxes                                                     371,315           (272,429)          (786,430)
           Depreciation and amortization                                             929,697            777,263            197,814
           Realized (Gain) on sale of investments                                 (1,594,157)              --                 --
           (Gain) loss on foreign exchange                                              --                 --              (50,359)
           Equity in earnings of joint venture                                       239,970            (49,847)              --
           Loss on disposal of long term assets                                    1,486,401               --                 --
           Changes in operating assets and liabilities, net of effects of acquisitions:
                 (Increase) in accounts receivable                                (8,541,868)          (487,807)        (1,112,781)
                 (Increase) in inventory                                            (176,307)           (95,703)        (1,526,431)
                 Decrease (increase) in tax credits
                      and income taxes receivable                                   (336,665)           369,004            (95,952)
                 Decrease (increase) in prepaid expenses                            (719,427)            84,355           (115,414)
                 (Increase) in other assets                                          (90,559)           (17,528)           (16,964)
                 (Decrease) in advance deposits                                      (75,609)           131,666           (150,854)
                 (Decrease) in accounts payable and
                      accrued liabilities                                            474,008         (1,106,514)          (894,482)
                                                                                ------------    --------------      --------------

Net Cash (Used in) Operating Activities                                          (12,592,795)          (557,994)        (3,539,087)
                                                                                ------------    --------------      --------------
                                                                                ------------    --------------      --------------


Cash Flows from Investing Activities
      Investment purchases                                                        (5,542,707)          (989,626)
      Proceeds from, sales and borrowings on margin
           against investments                                                     4,800,270          4,536,897          2,120,102
      Property, plant and equipment purchases                                       (854,552)          (605,976)          (223,857)
      Capitalized software costs                                                        --             (548,987)          (892,687)
      Loan to acquired company and other                                                --                 --             (300,000)
      Investment in joint venture                                                       --             (216,396)              --
                                                                                ------------     --------------     --------------


Net Cash Provided by (used in) Investing Activities                               (1,596,989)         2,030,518            763,345
                                                                                ------------     --------------     --------------


Cash Flows from Financing Activities
      Net increase in vendor financing/line of credit                              4,372,955            317,053            609,374
      Proceeds from shareholder loans                                              1,400,967             78,996               --
      Payment of shareholder loans                                                  (758,119)              --             (497,269)
      Payment of debt                                                                   --                 --              (19,275)
      Proceeds from issuance of common stock                                            --              522,900            600,000
      Proceeds from exercise of warrants                                          24,547,712             60,000                180
      Purchase of treasury stock                                                 (16,981,581)          (572,660)              --
                                                                                ------------     --------------     --------------

Net Cash Provided by Financing Activities                                         12,581,934            406,289            693,010
                                                                                ------------     --------------     --------------
                                                                                ------------     --------------     --------------
Effect of Exchange Rate Changes on Cash                                              735,047           (487,977)            54,039
                                                                                ------------     --------------     --------------



Net Increase (Decrease) in Cash                                                     (872,803)         1,390,834         (2,029,146)

Cash (Cash Overdraft) at Beginning of Year                                         1,704,724            313,890          2,343,036
                                                                                ------------     --------------     --------------


Cash at End of Year                                                            $     831,921      $   1,704,724      $    313,890
                                                                                ------------    --------------      --------------
                                                                                ------------     --------------     --------------


Supplemental Disclosures:
      Income Taxes Paid                                                        $     131,527      $      85,434      $        --
      Interest Paid                                                            $     223,353      $     261,754      $     80,220

                                                                                ------------     --------------     --------------


The accompanying notes are an integral part of these statements.

MVSI, Inc. and Subsidiaries


Consolidated Statements of Stockholders' Equity (Deficit)


Years ended September 30, 1998, 1997 and 1996


                                                                                  Stock        Additional
                                                        Common Stock          Subscription      Paid-In         Accumulated
                                                    Shares         Amount      Receivable       Capital          (Deficit)
                                                 ----------   -------------  --------------  ------------    --------------
Balance, October 1, 1995 ...................     10,140,000   $    101,400   $   (150,000)   $ 17,085,475    $ (6,488,366)
Acquisition--JMR Distributors, Inc. ........        100,000          1,000           --           508,161            --
Acquisition--Socrates, Inc. ................        350,000          3,500           --         2,385,250            --
Net Earnings ...............................           --             --             --              --         1,012,764
Warrant Purchase ...........................           --             --             --               180            --
Private Placement Transactions .............        150,000          1,500           --           598,500            --
Change in Cumulative Translation Adjustment            --             --             --              --              --
Unrealized Gain (Loss) from Investments ....           --             --             --              --              --
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1996 ................     10,740,000        107,400       (150,000)     20,577,566      (5,475,602)
Acquisition--Expert, Inc. ..................        300,000          3,000           --         1,064,475            --
Acquisition--Technet Computer Services, Inc.        400,000          4,000           --         2,376,000            --
Net Earnings ...............................           --             --             --              --           109,546
Warrant Conversion .........................         15,000            150           --            59,850            --
Issuance of Common Stock ...................        135,000          1,350           --           521,550            --
Purchase of Treasury Stock .................           --             --             --              --              --
Change in Cumulative Translation Adjustment            --             --             --              --              --
Unrealized Gain (Loss) from Investments ....           --             --             --              --              --
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1997 ................     11,590,000   $    115,900   $   (150,000)   $ 24,599,441    $ (5,366,056)
Net Loss ...................................           --             --             --              --        (4,593,782)
Warrant Redemption & Exercise ..............      6,086,928         60,869           --        24,447,586            --
Issuance of Common Stock ...................         63,692            637           --           313,363            --
Purchase of Treasury Stock .................           --             --             --              --              --
Issuances of Treasury Stock ................           --             --             --          (146,008)           --
Tax Benefit From Option Exercises ..........           --             --             --           127,910            --
Change in Cumulative Translation Adjustment            --             --             --              --              --
Unrealized Gain (Loss) from Investments ....           --             --             --              --              --
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1998 ................     17,740,620   $    177,406   $   (150,000)   $ 49,342,292    $ (9,958,838)
                                                 ----------   -------------  --------------  ------------    --------------
                                                 ----------   -------------  --------------  ------------    --------------



                                                                                Unrealized       Cummulative
                                                        Treasury Stock        Gain (Loss) on     Translation
                                                     Shares        Amount       Investments       Adjustment        Total
                                                  ------------ -------------  ---------------  --------------  --------------
Balance, October 1, 1995 ...................           --      $       --      $     --       $    56,301    $ 10,604,810
Acquisition--JMR Distributors, Inc. ........           --              --            --              --           509,161
Acquisition--Socrates, Inc. ................           --              --            --              --         2,388,750
Net Earnings ...............................           --              --            --              --         1,012,764
Warrant Purchase ...........................           --              --            --              --               180
Private Placement Transactions .............           --              --            --              --           600,000
Change in Cumulative Translation Adjustment            --              --            --            50,359          50,359
Unrealized Gain (Loss) from Investments ....           --              --         (59,786)           --           (59,786)
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1996 ................           --              --         (59,786)   $    106,660      15,106,238
Acquisition--Expert, Inc. ..................           --              --            --              --         1,067,475
Acquisition--Technet Computer Services, Inc.           --              --            --              --         2,380,000
Net Earnings ...............................           --              --            --              --           109,546
Warrant Conversion .........................           --              --            --              --            60,000
Issuance of Common Stock ...................           --              --            --              --           522,900
Purchase of Treasury Stock .................       (179,500)       (572,660)         --              --          (572,660)
Change in Cumulative Translation Adjustment            --              --            --          (462,952)       (462,952)
Unrealized Gain (Loss) from Investments ....           --              --        (145,396)           --          (145,396)
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1997 ................       (179,500)   $   (572,660)   $ (205,182)   $   (356,292)   $ 18,065,151
Net Loss ...................................           --              --            --              --        (4,593,782)
Warrant Redemption & Exercise ..............       (683,674)     (4,333,437)         --              --        20,175,018
Issuance of Common Stock ...................           --              --            --              --           314,000
Purchase of Treasury Stock .................     (2,258,792)    (13,045,072)         --              --       (13,045,072)
Issuances of Treasury Stock ................        120,550         396,928          --              --           250,920
Tax Benefit From Option Exercises ..........           --              --            --              --           127,910
Change in Cumulative Translation Adjustment            --              --            --           283,853         283,853
Unrealized Gain (Loss) from Investments ....           --              --      (4,201,018)           --        (4,201,018)
                                                 ----------   -------------  --------------  ------------    --------------
Balance, September 30, 1998 ................     (3,001,416)   $(17,554,241)  $(4,406,200)   $    (72,439)   $ 17,376,980
                                                 ----------   -------------  --------------  ------------    --------------
                                                 ----------   -------------  --------------  ------------    --------------


Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation and Nature of Operations

     The accompanying consolidated financial statements include the accounts of Socrates Technologies Corporation (a Delaware corporation), and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     Socrates Technologies Corporation ("Socrates" or the "Company") is a broad-based information technology solutions company whose business is focused on the assembly, integration and marketing of built to order or proprietary computer systems, and training on the use of computer software programs to individuals, corporations and the government. In addition, the Company also provides customized software development, including turnkey system development and product development, and maintenance services to corporate and government customers. In March 1998, the Company discontinued its machine vision welding and scanner business conducted by its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation. to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value.

     Socrates, a Delaware corporation, was incorporated in the State of Delaware on November 6, 1998. Upon the merger of Socrates with MVSI, Inc., a Delaware Corporation incorporated on April 12, 1994, on November 30, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities in Maryland with other sales and marketing offices in the Middle Atlantic and Northeastern United States.

     Revenue Recognition

     Product sales are recognized upon shipment. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. Amounts received from customers prior to shipment are recorded as deposit liabilities.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and money market accounts.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


     Investments

     Investments consist of a short-term U.S. treasury mutual fund, and the Company's investment in common stock of e-Net, Inc. ("e-Net"), a publicly-held Germantown, Maryland based manufacturer of data-telephony equipment, which is accounted for using the cost method. The market value of the short-term U.S. treasury mutual fund and the Company's investment in the common stock of e-Net, Inc. at September 30, 1998, was $304,000 and $1,547,000, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value, net of margin loans, at September 30, 1998 and 1997 and unrealized gains and losses are reported as an element of stockholders' equity. The unrealized loss from investments available for sale for the years ended September 30, 1998 and 1997 was $4,406,200 and $205,182. The unrealized loss as of September 30, 1998 relates principally to a significant decrease in the value of e-Net, Inc. shares late in fiscal 1998. During the year ended September 30, 1998, the Company sold 130,000 shares of e-Net, Inc. stock for gross proceeds of $2,368,000, generating a realized gain of $1,594,000. The Company's policy is to determine the cost associated with shares sold on a first-in, first-out basis (FIFO).

     The Company continues to hold 450,000 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

     Accounts Receivable

     Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of September 30, 1998 and 1997, management has established an allowance for doubtful accounts of approximately $204,000 and $71,000, respectively.

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

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


     Capitalized Software Costs

     The Company acquired certain computer software in connection with the Technet acquisition which is being amortized over a two year period, the expected remaining economic life of the related products. In prior years, certain software development costs not reimbursed by the Canadian government incurred by the Company's discontinued machine vision business were capitalized. In connection with the discontinuance of the machine vision business in fiscal 1998, all such capitalized costs were written off. Amortization expense associated with discontinued operations for the years ended September 30, 1997 and 1996, was $209,213 and $-0-, respectively. Amortization expense related to computer software acquired in the Technet acquisition was $135,000 and $33,750 for the years ended September 30, 1998 and 1997, respectively.

     Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the fiscal years 1998, 1997 and 1996 was $614,304, $382,511 and $107,889, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. It is reasonably possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

     Income Taxes

     Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

     Earnings Per Share

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share
     (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


      The computations of basic and fully diluted earnings (loss) per share are as follows:


                                                 1998               1997              1996
---------------------------------------------------------------------------------------------

Numerator
     Earnings from continuing operations       $ 1,387,906      $   816,705      $   457,670
                                              -----------      -------------     ------------


Denominator
     Denominator for basic earnings per
           share--weighted average shares       14,883,572       10,799,832       10,249,307
                                              -----------      -------------     ------------


Effect of diluted securities
     employee stock options and warrants           259,598        2,010,383        3,031,429
                                              -----------      -------------     ------------


Denominator for diluted earnings per
     share--adjusted weighted average
     shares and assumed conversions             15,143,170       12,810,215       13,280,736
                                              -----------      -------------     ------------


Basic earnings per share from
     continuing operations                    $      0.09      $      0.08      $       0.04
                                              -----------      -------------     ------------


Diluted earnings per share from

     continuing operations                    $      0.09      $     0.06       $       0.03
                                              -----------      ----------       ------------




For additional information regarding stock options, see Note G. Certain options outstanding in each period were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the underlying common stock for the year and, therefore, the effect would be antidilutive.

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

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


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

     As of September 30, 1998, approximately 54% of accounts receivable or $7.9 million was due from a single customer. Otherwise, the Company's customers are not generally concentrated with any one customer or in any specific geographic region. As a matter of policy, the Company requires its larger customers to furnish letters of credit (and in some instances, advance deposits) to minimize credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.

     Stock Options

     As permitted by generally accepted accounting standards, the Company accounts for the value of stock options granted to employees in accordance with Accounting Principles Board Opinion 25 (APB 25), whereby if stock options exercise prices are set at fair market value or above at the date of grant, no compensation expense is recognized at that date. While the Company continues to apply the provisions Opinion 25, pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 have been presented in these footnotes.

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

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
------------------------------------------------------------------------------


NOTE B--INVENTORY


      Inventory consists of the following at September 30:


                                   1998               1997
-------------------------------------------------------------------------------

Raw materials                 $   1,396,106      $  1,464,965
Work in progress                    213,561           407,476
Finished goods                    2,016,156         1,746,589
                              -------------      ------------

                              $   3,625,823      $  3,619,030
                              -------------      ------------


-------------------------------------------------------------------------------

NOTE C--PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at September 30:



                                                    1998                 1997
-------------------------------------------------------------------------------

Autos and trucks                                $   142,405         $   124,384
Furniture and office equipment                    1,374,418             863,058
Manufacturing equipment                              11,463              11,027
Research and development equipment                  272,373             319,272
Purchased software                                  386,148             152,640
Leasehold improvements                               72,190              81,595
                                                -----------         -----------


                                                  2,258,997           1,551,976
Less accumulated depreciation                      (883,520)           (567,686)
                                                -----------         -----------


                                                $ 1,375,477         $   984,290
                                                -----------         -----------


Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE D--VENDOR FINANCING ARRANGEMENT


     The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. The amounts due to the finance company under the agreement at September 30, 1998 and 1997, amounted to $5,403,768 and $208,082, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants. As of September 30, 1998, the Company was in compliance with all of these covenants.

     On October 21, 1998, the Company entered into an accounts receivable credit facility with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement is $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain covenants, the most restrictive of which requires the Company to maintain a tangible net worth including subordinated debt of $1,000,000; a ratio of debt minus subordinated debt not to exceed 5 to 1; and to provide the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company has renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements is $10,000,000.


-------------------------------------------------------------------------------


NOTE E--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


      Accounts payable and accrued liabilities consist of the following at September 30:



                                                         1998            1997
-------------------------------------------------------------------------------

Vendor trade payables                                $3,859,853       $3,054,734
Salaries and commissions payable                        913,524        1,189,211
Other accrued liabilities                               564,593        1,046,586
                                                     ----------       ----------


                                                     $5,337,970       $5,290,531
                                                     ----------       ----------


Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE F--INCOME TAXES


      The income tax (benefit) provision consists of the following at September 30:

                                                                                1996           1997              1998
---------------------------------------------------------------------------------------------------------------------------------

Federal
     Current                                                              $      --       $       --       $          --
     Deferred                                                                 67,202          342,091         (2,347,617)
                                                                          -----------       ----------     --------------


                                                                              67,202          342,091         (2,347,617)

State
     Current                                                                      --           82,648             30,600
     Deferred                                                                  9,883           50,307           (345,238)

                                                                          -----------       ----------     --------------

                                                                               9,883          132,955           (314,638

Increase (decrease) in valuation
     Allowance                                                              (453,515)        (178,476)         2,386,882
                                                                         -----------       ----------     --------------


Net Provision                                                            $  (376,430)      $  296,570     $     (275,373)
                                                                         -----------       ----------     --------------



A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective rate is as follows as of September 30:



                                                1996            1997           1998
----------------------------------------------------------------------------------------

Tax (benefit) at U.S. Federal statutory
     rates                                   $    27,622    $   378,514    $   377,946

Increase (decrease) resulting from
     State income taxes                             --           90,061         55,580
     Goodwill amortization                       110,582        164,916        292,229
     Change in valuation allowance against
           deferral tax asset                   (453,515)      (178,476)     2,386,882
     Tax benefit associated with write off
           of loans to foreign subsidiary           --             --       (3,523,948)
     Other permanent differences                 (61,119)      (158,445)       135,938
                                            ------------    -----------   ------------


Income tax provision                        $   (376,430)   $   296,570   $   (275,373)
                                            ------------    -----------   ------------


Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE F--INCOME TAXES--Continued


     The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities that give rise to a deferred tax asset are as follows at September 30:



                                                    1997              1998
------------------------------------------------------------------------------


Net operating losses                             $   220,031    $ 3,201,183
Accrued compensation                                 658,905        347,685
Accounts receivable and inventory reserves            26,416         63,259
Other                                               (139,234)       (25,245)
Valuation allowance                                     --       (2,386,882)
                                                 -----------    -----------


Net deferred tax asset - continuing operations   $   766,118    $ 1,200,000
                                                 -----------    -----------



     The above table does not reflect the tax effect of unrealized losses on available for sale securities classified in stockholders' equity as of September 30, 1998, amounting to approximately $1,700,000. This tax effect has been fully reserved by establishing an additional $1,700,000 valuation allowance at September 30, 1998. In addition, the table excludes tax benefits available in Canada as discussed below.

     Management regularly reviews for recoverability deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at September 30, 1998, management considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible such as goodwill amortization, and for the anticipated impact of management's operating plans. The recovery of the deferred tax asset at September 30, 1998 is dependent upon the Company generating taxable income in the future sufficient to realize the associated tax benefits. In the event taxable income is not generated at sufficient levels, write downs of the deferred tax asset may be necessary.

     The Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $8,000,000 at September 30, 1998, expiring in 2018. While the future use of these net operating loss carryforwards has not been a significantly affected by the Company's past acquisitions, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. In addition, the Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada. However, with the discontinuance of the Company's business in Canada in the past year, use of such Canadian tax benefits is dependent upon the Company conducting certain lines of business in Canada in the future which management believes is doubtful at the present time.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE G--STOCKHOLDERS' EQUITY


     Warrants

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

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized related to the granting of such options. Had the Company recognized compensation expense based upon the fair value of the options at the grant dates consistent with SFAS 123, the Company's earnings and earnings per share would have changed to the pro forma amounts indicated below:



                                                                   1998            1997
-----------------------------------------------------------------------------------------

Earnings from continuing operations:
           As reported                                       $   1,387,906   $    816,705
           Pro Forma                                         $     604,342   $    580,278
Earnings Per Share, from continuing operations:
           As reported                                       $        0.09   $       0.06
           Pro Forma                                         $        0.04   $       0.05



     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: expected volatility 84% and 74%, risk free interest rate 5.36% and 5.89%, and expected life of options of 2.6 years.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
------------------------------------------------------------------------------


NOTE G--STOCKHOLDERS' EQUITY--Continued




Following is a summary of stock option transactions:

      Outstanding, October 1, 1996                              $    --

           Granted during the year (at prices
           ranging from $2.94 to $7.00 per share)                924,000
           Forfeited during the year                                  --
           Exercised during the year                                  --

           Outstanding, September 30, 1997                      924,000
                                                              ---------


            Granted during the year (at prices ranging from
                $1.75 to $6.06 per share)                       100,000

            Forfeited during the year                          (180,000)
            Exercised during the year                           (85,600)
            Outstanding, September 30, 1998                     758,400
                                                              ---------


 Eligible, end of year for exercise
         currently (at prices ranging from
         $2.94 to $7.00 per share)                              336,650
                                                              ---------


Weighted average stock option price                           $    4.17
                                                              ---------


Weighted average fair value of options
granted during fiscal:  1997                                  $    3.16
                        1998                                  $    1.34




     Stock Purchase Plan

     In April 1997, the Company adopted and the stockholders ratified the 1997 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which authorizes eligible employees of the Company to purchase up to 250,000 shares of the Company's common stock for 85% of the fair market value of the common stock on each purchase date. As of September 30, 1998, no shares of common stock had been purchased by employees under this plan.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE H--COMMITMENTS AND CONTINGENT LIABILITIES


     Leases

     The minimum rental payments payable under a long-term lease for premises, exclusive of certain operating costs determined annually, and for the lease of equipment at September 30, 1998, are approximately as follows:



 Year ending September 30,
-------------------------------------------------------------------------------
     1999                   $       834,634
     2000                           612,180
     2001                           509,693
     2002                           457,727
     2003                           162,326
                           ----------------



                           $      2,576,560
                           ----------------



     Rent expense was $663,000, $490,000 and $252,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

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

     Transactions with Stockholders and Affiliates

     The Company has loans payable to two officer/stockholders outstanding as of September 30, 1998. Loans to one such officer/stockholder have been loaned under two separate loan agreements bearing interest at 9% and 8%, respectively, and are due on demand and carry a balance, including accrued interest at September 30, 1998 of $1,380,056. In 1998, the Company also advanced funds to another officer/stockholder. The outstanding loan amount, which is payable on demand and bears interest at 6.5%, was $150,000 at September 30, 1998.

     The Company subcontracted certain software development services to an affiliated development company in India, which is partially owned by the former owner and current President and CEO of the subsidiary of $262,000 and $87,125 during the years ended September 30, 1998 and 1997, respectively.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE I--SEGMENT INFORMATION


     The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations in fiscal 1998 and 1997. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and it's Software Development business. For the year ended September 30, 1996, the Company continuing operations were in a single segment.

     For the years ended September 30, 1998 and 1997, the Company had one customer that accounted for approximately 30% and 21% of its total revenue. For the year ended September 30, 1996, the Company had one customer that accounted for approximately 10 percent of its total revenue. In addition, approximately, 15% and 19% of the Company's sales in fiscal years 1997 and 1996, respectively, were to customers outside North America. The Company had no material export sales in fiscal 1998. In addition, while a portion the Company's sales in the past have been from customers in Asia, the Company's continuing operations are conducted in the United States.

     Financial information relating to the Company's industry segments for continuing operations for the years ended September 30, 1998 and 1997, is as follows:



                                                                       1998
                                     --------------------------------------------------------------------------------
                                     Computer
                                     System Sales,
                                     Integration             Software            General
                                     and Training          Development          Corporate                    Total
---------------------------------------------------------------------------------------------------------------------

      Sales to unaffiliated
           customers               $  57,221,898       $   4,786,070       $           -        $      62,007,968
      Operating profit (loss)           (163,242)            297,785             (906,736)               (772,193)
      Net income (loss)                 (569,012)            265,246            1,691,672               1,387,906
      Identifiable Assets             21,704,084           3,994,147            2,012,433              27,711,589








                                                                           1997
                                --------------------------------------------------------------------------------------
                                Computer
                                System Sales,
                                  Integration                   Software            General
                                And Training                 Development           Corporate                Total
---------------------------------------------------------------------------------------------------------------------

      Sales to unaffiliated
           customers              $    33,755,491       $      579,207       $              -       $    34,334,698
      Operating profit (loss)           1,493,644              (91,302)            (1,067,585)              334,757
      Net income (loss)                 1,115,359              (95,953)              (202,701)              816,705
      Identifiable Assets              12,316,043            2,991,400              3,142,449            18,449,892


Socrates Technologies Corporation and Subsidiaries

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE J--DISCONTINUED OPERATIONS


     In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value. MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. As of December 1998, the Company continues to market for sale the MVS assets. While management is confident of its ability to sell this business in the near future based upon ongoing discussions with potential buyers, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its investment.

     In connection with the decision to discontinue the machine vision business, the Company recorded a loss on the discontinuance of approximately $3,400,000, including tax expense associated with writing off deferred tax assets of $1,233,000, reflecting write-downs of inventories, capitalized software costs, and other assets to estimated net realizable value.

     In addition, in March 1998, the Company accrued $365,000 as an estimate of operating losses to be incurred after the decision was made to dispose of the machine vision business up to the date of disposal. In the third and fourth quarters of fiscal 1998, the Company added approximately $250,000 to this provision for operating losses. As of September 30, 1998, all loss accruals have been utilized. Management does not anticipate incurring any additional losses after September 30, 1998.

     As a result of the discontinuance, the accompanying financial statements have been restated to reflect these operations as discontinued. The condensed balance sheet as of September 30, 1998, and the statement of operations of the machine vision business for the last three fiscal years is as follows:



                                                                    September 30
Condensed Balance Sheet                                                   1998
-------------------------------------------------------------------------------
Cash                                                                  $   65,519
Accounts receivable, net                                                 390,445
Inventories, net                                                         793,836
Other assets                                                             296,498
Property and equipment, net                                              254,375
                                                                      ----------


Total assets                                                           1,800,673

Accounts payable and accrued
     liabilities                                                         413,243
                                                                      ----------


Net assets                                                            $1,387,430
                                                                      ----------


Socrates Technologies Corporation and Subsidiaries

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE J--DISCONTINUED OPERATIONS - Continued


      Condensed income statements:

                                          1998         1997            1996
-------------------------------------------------------------------------------

Sales                               $ 1,708,000    $ 5,551,000    $ 4,566,000
Costs and expenses                    2,946,000      6,744,000      4,421,000
Income (loss) before income taxes    (1,238,000)    (1,193,000)       145,000
Income tax provision                    (12,000)       486,000        410,000
                                    -----------    -----------    -----------


Net income (loss)                  $ (1,250,052)   $  (707,000)   $   555,000



NOTE K--ACCOUNTING STANDARDS

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

     Disclosures about Segments of an Enterprise and Related Information

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will comply with the disclosure requirements of SFAS 131 in fiscal year 1999.

Socrates Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements--Continued

-------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
-------------------------------------------------------------------------------


NOTE L--ACQUISITIONS


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


-------------------------------------------------------------------------------


NOTE M--QUARTERLY INFORMATION (UNAUDITED)

      Quarterly information for the last two fiscal years is as follows (all amounts in thousands):



   Year Ended               December 31,   March 31,  June 30, September 30,
September 30, 1998             1997         1998        1998      1998        Total
------------------------------------------------------------------------------------

Sales                       $ 12,714    $ 14,823    $ 16,330    $ 18,141    $ 62,008

Earnings (loss) from
     operations                 (113)       (684)        247        (222)       (772)

Earnings (loss) from
     continuing
     operations                  (61)       (360)      2,002        (193)      1,388

Loss from
     discontinued
     operations including
     loss on disposal           (502)     (5,228)       (114)       (138)     (5,982)
                            --------    --------    --------    --------    --------


Net loss (earnings)         $   (563)   $ (5,588)   $  1,888    $   (331)   $ (4,594)
                            --------    --------    --------    --------    --------


Socrates Technologies Corporation and Subsidiaries

------------------------------------------------------------------------------

September 30, 1998, 1997 and 1996
------------------------------------------------------------------------------


NOTE M--QUARTERLY INFORMATION (UNAUDITED)-Continued



    Year Ended            December 31,    March 31,     June 30,   September 30,
 September 30, 1997          1996           1997          1997         1997          Total
-------------------------------------------------------------------------------------------

Sales                     $  6,759      $  8,162      $  9,972      $  9,442       $ 34,355


Earnings (loss) from
     operations                344           377           206          (592)           355

Earnings (loss) from
     continuing
     operations                431           504           588          (706)           817

Loss from
     discontinued
     operations                169           104           229        (1,209)          (707)
                          --------      --------      --------      --------       --------

Net loss (earnings)       $    600      $    608      $    817      $ (1,915)      $    110
                          --------      --------      --------      --------       --------


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

     Item 9 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to January 29, 1999.

Item 10.  Executive Compensation.

     Item 10 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to January 29, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Item 11 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to January 29, 1999.

Item 12.  Certain Relationships and Related Transactions.

     Item 12 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to January 29, 1999.

Item 13.  Exhibits, List and Reports on Form 8-K.

     A. Exhibits.

3.0 Certificate of Incorporation, filed April 12, 1994. (Incorporated by reference to Exhibit 3.0 to Registration Statement on Form SB-2 (File No. 33-89194), filed with the Commission on February 9, 1995)

3.1 By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 33-89194), filed with the Commission on February 9, 1995)

4.0  Specimen Copy of Common Stock Certificate. (Incorporated by reference to
     Exhibit 4.0 to Registration Statement on Form SB-2 (File No. 33-89194), filed with the Commission on February 9, 1995)

21.0 List of Subsidiaries, filed herewith.

23.0 Consent of Independent Auditors, Grant Thornton LLP, dated December 15, 1998, filed herewith.

B.  Reports on Form 8-K.

     The Company filed no reports on Form 8-K with the Commission during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOCRATES TECHNOLOGIES CORPORATION

December 28, 1998

                                      By:             EDWARD RATKOVICH
                                         -------------------------------------
                                                         Edward Ratkovich
                                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                   Title                                 Date
---------                                   -----                                 ------

ABBAS FATHI                                 Director, Chief Executive Officer,    December 28, 1998
-------------------------
Abbas Fathi                                 and President
                                            [Principal Executive Officer]

MARK J. MCKNIGHT                            Chief Financial Officer, Controller,  December 28, 1998
-------------------------
Mark J. McKnight                            Assistant Secretary
                                            [Principal Financial Officer]

EDWARD RATKOVICH                            Chairman of the Board                 December 28, 1998
-------------------------
Edward Ratkovich

GEORGE COWAN                                Director, Executive Vice              December 28, 1998
-------------------------
George Cowan                                President

EDWARD P. ROBERTS                           Director                              December 28, 1998
-------------------------
Edward P. Roberts

CLIVE G. WHITTENBURY, PH.D.                 Director                              December 28, 1998
-------------------------
Clive G. Whittenbury, Ph.D.

PAUL W. RICHTER                             Director, General Counsel,            December 28, 1998
-------------------------
 Paul W. Richter                            Secretary
