Form 10-K
period 1998-12-31
SOCRATES TECHNOLOGIES CORP
filed 1999-04-15
CIK 937603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period ended:          Commission file number:
           December 31, 1998                         0-26614
                                   -----------

                        SOCRATES TECHNOLOGIES CORPORATION
             (Exact name of Registrant as specified in its Charter)


                    DELAWARE                                 54-1707718
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        9301 PEPPERCORN PLACE, LARGO, MD                       20774
    (Address of principal executive offices)                 (Zip code)


                                 (301) 925-2200
                (Company's telephone number, including area code)
                                   -----------
         Securities registered under Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE
     -------------------           ON WHICH REGISTERED
                                  ---------------------
       Not Applicable                 Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:


                                 TITLE OF CLASS
                          Common Stock, $.01 Par Value
                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/

     The total market value of the voting stock was $35,005,610, of which $27,133,727 was held by non-affiliates of the registrant, based upon the closing price of the common stock on March 31, 1999, as quoted by the Nasdaq National Market System.

     The number of outstanding shares of the registrant's common stock on March 31, 1999 was 14,739,204.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the registrant to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to June 1, 1999, are incorporated herein by reference into Part III of this report.

                        SOCRATES TECHNOLOGIES CORPORATION


                                      INDEX

                                                             PART I                                        PAGE

Item 1.       Business                                                                                       3-9
Item 2.       Properties                                                                                    9-10
Item 3.       Legal Proceedings                                                                               10
Item 4.       Submission of Matters to a Vote of Security Holders                                             10


                                                             PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                        10-11
Item 6.       Selected Financial Data                                                                         11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                            11-18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                   19-41
Item 8.       Financial Statements                                                                            18
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                        42

                                                             PART III

Item 10.      Directors and Executive Officers of the Registrant                                              42
Item 11.      Executive Compensation                                                                          42
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  42
Item 13.      Certain Relationships and Related Transactions 42
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 42

ITEM 1.  BUSINESS.

OVERVIEW

     Socrates Technologies Corporation ("Socrates" or the "Company"), a Delaware Corporation, is a broad-based information technology solutions company whose business is focused on two primary business lines: (1) Information Technology Solutions specifically, the provision of information technology products, services and solutions to commercial and government customers, including assembly, integration and marketing of proprietary and third party computer system products and services; computer systems integration, telecommunications integration, Internet connectivity, and wide and local area networking; and providing training on the use of computer software programs to individuals, corporations and federal and state governments; and (2) Customized Software Development and Maintenance Services for commercial and government customers, including development of customized turnkey business and management information systems; development and sale of proprietary warehouse and inventory control systems; implementation of third-party enterprise resource (ERP) programs (especially SAP implementation), and Year 2000 remediation and audit services. The Company's current strategy is to provide a one-stop source for information technology and custom software development for large and medium sized commercial customers and governments customers.

     In March 1998, the Company discontinued its machine vision welding and scanner business conducted by its wholly-owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, ("MVS") to focus on what management believes to be the segments of its business that offer greater potential for growth in shareholder value. Since March 1998, the Company has attempted to sell the remaining assets of MVS. As of March 31, 1999, the Company has two interested buyers for all or a portion of the business. The principal terms of the two offers for MVS are: (1) a written offer from an English machine vision company to acquire substantially all of the MVS assets required to produce MVS' welding seam tracker and inspection systems (the "MVS welding products") for $175,000 in cash at the closing plus a contingent sales price based on revenues generated by the acquired MVS assets during the next two years and the amount of inventory used by the prospective purchaser during the next year in the production of MVS welding products; and (2) an unsolicited oral offer from a Canadian machine vision company to pay $650,000 in cash at closing for the outstanding stock of MVS, which purchase would transfer substantially all of MVS assets (except certain cash on hand) and substantially all of MVS liabilities to the prospective purchaser. The Company is evaluating both offers, but is actively engaged in negotiations with the English machine vision company to ascertain whether a definitive asset purchase agreement can be reached. The oral offer from the Canadian machine vision company is subject to obtaining bank financing. As of the date of this report, the Company has not received any substantiation that the Canadian machine vision company has the financial wherewithal to fund its current offer for MVS. While management is confident of its ability to sell or liquidate the assets in the near future, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

     Socrates Technologies Corporation, was incorporated in the State of Delaware on November 6, 1998. Upon the merger of Socrates with MVSI, Inc., a Delaware Corporation incorporated on April 12, 1994, on December 12, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. Since December 1, 1998, the Company has maintained its executive offices and principal facilities at 9301 Peppercorn Place, Largo, Maryland 20774. Its telephone number is (301) 925-2200.

     The Company's Common Stock, $.01 par value, ("Common Stock") was quoted on the Nasdaq SmallCap Market from August 14, 1995 until May 1, 1997. Since May 2, 1997, the Common Stock has been quoted on the Nasdaq National Market System under the trading symbols "SOCT" or previously, from May 2, 1997 until December 12, 1998, under the trading symbol "MVSI."

Effective January 1, 1999, the Company has changed it fiscal year end from September 30 to December 31. References to fiscal years herein are to the fiscal years of the Company ended September 30 of the respective years. References to the transition period are the three month period ended December 31, 1998.

     The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business. For the year ended September 30, 1996, the Company's continuing operations were in a single segment.

     The Company's continuing operations do not generate a significant amount of export of foreign sales. However, prior to its discontinuance, the Company machine-vision subsidiary had a significant amount of sales to customers outside North America, principally located in South Korea.

     Financial information relating to the Company's industry segments for continuing operations for the transition period representing the three month period ended December 31, 1998 and the comparable period ended December 31, 1997 and the years ended September 30, 1998 and 1997, is as follows:

                                   THREE MONTHS ENDED DECEMBER 31, 1998
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION            SOFTWARE                GENERAL
                                   AND TRAINING        DEVELOPMENT               CORPORATE                TOTAL
-------------------------------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $ 10,919,927        $ 1,730,284            $     -              $ 12,650,211
    Operating profit (loss)        (3,081,954)            75,749               (259,146)           (3,265,351)
    Net income (loss)              (3,349,424)            22,083               (565,089)           (3,892,430)
    Identifiable Assets            16,042,228          4,179,854              2,382,227            22,604,309

                                THREE MONTHS ENDED DECEMBER 31, 1997
                                   COMPUTER
                                   SYSTEM SALES,
                                     INTEGRATION          SOFTWARE                GENERAL
                                   AND TRAINING        DEVELOPMENT               CORPORATE                TOTAL
-------------------------------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $ 11,821,038        $   892,487            $       -            $ 12,713,525
    Operating profit (loss)            13,855            121,711                (248,742)            (113,176)
    Net income (loss)                 (52,753)           118,297                (127,549)             (62,005)
    Identifiable Assets            13,694,998          3,397,957              19,030,664           36,123,619

                                   TWELVE MONTHS ENDED SEPTEMBER 30, 1998
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION            SOFTWARE                GENERAL
                                   AND TRAINING        DEVELOPMENT               CORPORATE            TOTAL
-------------------------------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $    57,221,898    $     4,786,070        $           -         $  62,007,968
    Operating profit (loss)             (163,242)           297,785             (906,736)             (772,193)
    Net income (loss)                   (569,012)           265,246             1,691,672            1,387,906
    Identifiable Assets               21,704,084          3,995,072             2,012,433           27,711,589

                                TWELVE MONTHS ENDED SEPTEMBER 30, 1997
                                   COMPUTER
                                   SYSTEM SALES,
                                     INTEGRATION          SOFTWARE                GENERAL
                                   AND TRAINING        DEVELOPMENT               CORPORATE              TOTAL
-------------------------------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $    33,755,491    $       579,207        $            -       $    34,334,698
    Operating profit (loss)            1,493,644            (91,302)           (1,067,585)              334,757
    Net income (loss)                  1,115,359            (95,953)             (202,701)              816,705
    Identifiable Assets               12,316,043          2,991,400             3,142,449            18,449,892

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

     To take advantage of the rapid growth of the Internet and intranets and to provide its customers with complete Internet connectivity, Socrates Technologies has created a special in-house networking group. The Company anticipates significant growth in Socrates Technologies' networking group business and computer training business in 1999. The Company makes no assurances that Socrates Technologies will be able to successfully penetrate this market or to attain the anticipated significant growth.

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

     A majority of the Company's hardware and software sales are made pursuant to customer purchase orders. Training courses are offered for a per-course fee. For the three month transition period ended December 31, 1998 and the years ended September 30, 1998 and 1997, sales to one customer of this segment accounted for 24%, 30% and 21%, respectively, of the Company's total sales.

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

 As of March 31, 1999, the Company is evaluating two offers from interested buyers for the MVS business as previously discussed. While management is confident of its ability to reach a definitive agreement to sell a portion of the MVS assets in the near future, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its investment.

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

     Technet relies heavily on the sales efforts of its key personnel to market and sell its services, which efforts have been supported by the addition of a professional sales staff in 1998.

SOURCES OF SUPPLY AND BACKLOG

     All materials and components used by the Company's Computer Systems Sales, Integration and Training business are available from numerous sources of supply. The Company does not foresee any shortage of these materials.

     As of December 31, 1998, the Company's backlog was approximately $1 million. The Company's Computer Systems Sales, Integration and Training business has historically operated with limited backlog as products are typically shipped shortly after orders are received. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 130 persons, all of whom were full-time employees. Of these full-time employees, approximately 20 were engaged in management, administration and finance, 60 in operations and 50 in marketing, training and sales.

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

     On April 5, 1999, the Company was made a third party claim respondent by one of the respondents in certain, ongoing New York Stock Exchange arbitration proceedings against Securities brokerage firm and certain of its employees. The claimants allege that Securities brokerage firm and certain employees engaged in unauthorized trading and other impermissable activities with respect to the claimants accounts at Securities brokerage firm. Securities brokerage firm has denied the claimants' allegations. The Company believes that the third party claim against the Company is without merit. The Company intends to vigorously defend against the third-party claim and is evaluating potential claims by the Company against the respondent who filed the third party claim. This respondent is seeking dismissal of all claims against it and unspecified damages for alleged breach of contract and alleged tortious interference with contract by the claimants, counterclaim respondents and third-party respondents. The amount of the damages sought from the Company cannot be estimated at this time.

     On March 31, 1999 or thereabouts, the Company was served with a complaint filed by Technospin, Inc., a Canadian vendor to MVS Modular Vision Systems, Inc. (MVS), in the United States District Court for Maryland. The complaint alleges that the Company is obligated to pay $750,000 to Technospin, Inc. as the corporate guarantor of MVS' obligations under a June 30, 1997 agreement between MVS and Technospin for the manufacture of certain scanner products. The Company believes that Technospin, Inc.'s claim is without merit and intends to vigorously defend against the complaint. The Company intends to file a counterclaim against Technospin, Inc. seeking damages (the amount of such damages being undetermined at this time) for breach of contract and tortious interference in contract.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock and Class A Warrants were listed on the Nasdaq SmallCap Market System from August 15, 1995 until May 1, 1997, under the symbols "MVSI " and "MVSIW", respectively. From May 2, 1997 through December 11, 1998, the Company's Common Stock traded on the Nasdaq National Market System under the symbol "MVSI" and ceased-to-be traded on the Nasdaq SmallCap Market. Effective December 14, 1998, the Company's Common Stock has traded on the Nasdaq National Market Exchange under the symbol "SOCT." The Class A Warrants were traded on the Nasdaq National Market System under the symbol "MVSIW" until 4:00 p.m., local New York City time, on December 15, 1997, the redemption date of the Class A Warrants. The Class B Warrants, which were not publicly traded, were also redeemed, effective December 15, 1997. There are approximately 3,000 shareholders of the Company's Common Stock, as last reported. The following table sets forth the range of high and low trading prices for the Common Stock, as reported by The Nasdaq Stock Market, for the fiscal periods indicated through September 30, 1998 and the three-month transition period ended
December 31, 1998.

                                                                                            HIGH          LOW
                                                                                            ----          ---
  Fiscal Year 1996
     First fiscal quarter                                                                 $ 8.38        $3.88
     Second fiscal quarter                                                                $ 7.38        $4.00
     Third fiscal quarter                                                                 $ 9.75        $6.88
     Fourth fiscal quarter                                                                $15.63        $8.00

  Fiscal Year 1997
     First fiscal quarter                                                                 $10.88        $2.75
     Second fiscal quarter                                                                $ 6.06        $2.75
     Third fiscal quarter                                                                 $ 6.13        $2.66
     Fourth fiscal quarter                                                                $ 7.69        $4.06

  Fiscal Year 1998
     First fiscal quarter                                                                 $ 9.06        $5.00
     Second fiscal quarter                                                                $ 8.25        $4.25
     Third fiscal quarter                                                                 $ 8.13        $6.00
     Fourth fiscal quarter                                                                $ 7.75        $1.50

  Transition Period ended December 31, 1998                                               $ 4.00        $1.00

  Calendar Year 1999
      First fiscal quarter                                                                $ 4.69        $1.53

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

ITEM 6. SELECTED FINANCIAL DATA

                                    Three months ended
                                        December 31,                                  Year ended September 30,
                                    1998         1997                 1998              1997             1996           1995
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES                           $ 12,650,211    $12,713,525         $62,008           $34,335          $11,421           $--

GROSS PROFIT                       1,357,635      1,712,051           8,710             4,362            1,045            --

EARNINGS FROM
     CONTINUING OPERATIONS        (3,892,430)       (62,005)          1,388               817              458         (3,504)

EARNINGS (LOSS) FROM
     DISCONTINUED OPERATIONS      (1,132,355)      (501,556)         (5,982)             (707)             555         (1,977)

NET EARNINGS (LOSS)               (5,024,785)      (563,561)         (4,594)              110            1,013         (5,481)

EARNINGS (LOSS) PER
     SHARE-BASIC                        (.34)          (.04)           (.31)              .01              .09          (1.10)

EARNINGS (LOSS) PER
     SHARE-DILUTED                      (.34)          (.04)           (.31)              .01              .08          (1.10)

TOTAL ASSETS                          22,905         40,939          29,512            25,491           20,160         12,959

STOCKHOLDERS' EQUITY                  13,182         35,245          17,377            18,065           15,106         10,605


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

OVERVIEW

Effective January 1, 1999, the Company has changed it fiscal year end from September 30 to December 31. References to fiscal years herein are to the fiscal years of the Company ended September 30 of the respective years. References to the transition period are the three-month period ended December 31, 1998.

     Fiscal year 1998 and the transition period ended December 31, 1998 was a period of evolution and change for the Company. Since the Company's initial public offering in 1995, the Company has grown significantly through the acquisition of four separate technology companies involved in computer system sales, integration, training and software development.

     To focus greater attention on its information technology businesses, the Company elected to discontinue its machine vision business in March 1998. This business was the core business of the Company at its inception and management believed it possessed superior technology in the machine vision industry. However, uncertainty caused by instability in overseas financial markets (principally Asia), and geographically segregated management in Canada resulted in management concluding that the greatest potential for growth in shareholder value would rest with the Company's information technology businesses. The principal terms of the two offers for MVS are: (1) a written offer from an English machine vision company to acquire substantially all of the MVS assets required to produce MVS' welding seam tracker and inspection systems (the "MVS welding products") for $175,000 in cash at the closing plus a contingent sales price based on revenues generated by the acquired MVS assets during the next two years and the amount of inventory used by the prospective purchaser during the next year in the production of MVS welding products; and (2) an unsolicited oral offer from a Canadian machine vision company to pay $650,000 in cash at closing for the outstanding stock of MVS, which purchase would transfer substantially all of MVS assets (except certain cash on hand) and substantially all of MVS liabilities to the prospective purchaser. The Company is evaluating both offers, but is actively engaged in negotiations with the English machine vision company to ascertain whether a definitive asset purchase agreement can be reached. The oral offer from the Canadian machine vision company is subject to obtaining bank financing. As of the date of this report, the Company has not received any substantiation of that the Canadian machine vision company has the financial wherewithal to fund its current offer for MVS. As of March 31, 1999, the Company has orally agreed with a buyer to sell the laser welding portion of the business for approximately $175,000 plus a contingent amount based upon a percentage of the businesses revenues in the two years following the sale. The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal. While management is confident of its ability to reach a definitive agreement to sell a portion of the MVS assets in the near future, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

     Fiscal year 1998 marked the first full year of operations conducted from the Company's 35,000 square foot Socrates Technology Center, a full service information technology facility from which the Company conducts training services, integrates and manufactures computer systems and houses its executive offices. Fiscal 1998, was also the first full year of operations of its Software Development business operated from its Technet Computer Services subsidiary. The Company's continuing operations, while showing significant growth, generated an operating loss due to significantly higher amortization associated with goodwill arising from acquisitions, downward pressure on margins from hardware sales, and losses from certain operating divisions with the computer hardware distribution businesses. These losses led management to reorganize all hardware distribution businesses late in the year under the Socrates name and management. While no assurances can be given as to the success of the reorganization, management believes that by better coordinating sales and marketing efforts and leveraging a single centralized administrative support organization, operating profits will improve.

     All results of operations have been restated to reflect the discontinuance of the Company's machine vision segment in March 1998. As a result, current year to prior year comparisons of results from continuing operations exclude this segment except when noted.


RESULTS OF OPERATIONS

Transition period ended December 31, 1998 compared to comparable period in 1997

During the quarter ended December 31, 1998, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product, service and training sales. The effort is concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort was a significant downsizing of the Company operations in New York, acquired in 1997 with the acquisition of Expert, Inc. and the folding of the JMR Distributors business into Socrates Technologies. JMR was involved in the reselling and distribution of computer memory and associated products. This reorganization had a significant impact on operating results during the transition period ended December 31, 1998 due to downward adjustments to the carrying value of goodwill, inventory and fixed assets associated with reorganized operations.

At the same time, the Company continues to be vigorously pursuing growth of its Software Development business via its Technet Computer Services subsidiary.

The Company reported a decrease in sales of $63,314 to $12,650,211 for the transition quarter ended December 31, 1998 compared to the comparable quarter ended December 31, 1997. The decrease was due in part to lower sales generated by the Company's Computer Systems Sales, Integration and Training Segment consistent with the reorganization of this business to focus on higher margin product sales, particularly in its New York operations and with the planned exit of the low margin memory distribution business. Offsetting this decrease was an increase in sales generated by the Company's software development business by $838,000 or 94% to $1,730,000 for the quarter ended December 31, 1998.

The gross margins as a percentage of sales decreased to 11% from 13%. Contributing to this decrease was an adjustment during the quarter ended December 31, 1998 of approximately $480,000 to reduce inventories to net realizable value. Without this adjustment, gross margins increased to 15%.

For the quarter ended December 31,1998, selling expenses increased by $634,906 or 143% to $1,078,166 due to additional personnel costs associated with the expansion of the sales force related to the Company's software development business. Administrative expenses increased $822,276 or 71% to $1,983,581 as a result of additional reserves for accounts receivable of approximately $400,000 and the increase in expenses associated with growth in the Company's infrastructure necessary to support future growth.

Depreciation and amortization expenses for the quarter ended December 31, 1998 increased by $50,205 to $270,866 due to an increase in depreciable assets.

During the quarter ended December 31, 1998, the Company recorded charges totaling $1,290,373 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non- cash write downs of goodwill and inventory associated with certain restructured operations of $940,000 and the write down of certain fixed assets which have no continuing value to the Company by $35,000. In addition, the Company recorded a write down of the value of inventories associated with its New York and memory distribution operations of $325,000 as a result of reorganizing this business.

Investment income and expense, which includes realized gains and losses on marketable securities, decreased in the quarter ended December 31, 1998 compared to the comparable 1997 quarter by $69,108 to $25,469 as a result of lower investment balances and losses of approximately $184,000 from the sale of shares of e-Net, Inc. In addition, during the quarter ended December 31, 1998, the Company recorded a loss of $298,000 associated with an early withdrawal penalty charged the Company by a financial institution upon withdrawal of funds from an investment account. The Company is disputing the penalty and currently seeking recovery of the funds. However, the recovery, if any, will be recorded when realized.

In March 1998, the Company discontinued its machine vision business and as a result has reported results of operations and losses associated with the discontinuance separately from continuing operations. Since the decision to exit this business was made, the Company has been marketing for sale this business. The Company currently is considering offers from two third parties, one for a portion of the business and one for the entire business. Using the lower of these two offers as an indication of the floor value of the net assets of this business, the Company recorded a write down of the net assets held for sale during the quarter ended December 31, 1998 of approximately $1,080,000. In addition, the Company has provided a reserve of approximately $30,000 for estimated operating losses to be incurred from January 1, 1999 to the expected date of sale, which is expected to occur in the second quarter of 1999.

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

CAPITAL RESOURCES, LIQUIDITY AND BACKLOG

As of December 31, 1998, the Company had working capital of $6,847,669 and cash, cash equivalents and investments of $3,902,063. The Company generated cash from operations during the transition period ended December 31, 1998 of $2,689,037 principally as result of reducing its accounts receivable by $1,434,000. This cash was principally used to reduce borrowings during the quarter.


The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. Amounts due to the finance company under the agreement at December 31, 1998, amounted to $2,824,520, and $5,403,768 and $208,082, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants. As of December 31, 1998, the Company was in compliance with all of these covenants.

     On October 21, 1998, the Company entered into an accounts receivable credit facility with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement is $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain covenants, the most restrictive of which requires the Company to maintain a tangible net worth including subordinated debt of $1,000,000; a ratio of debt minus subordinated debt not to exceed 5 to 1; and to provide the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company has renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements is $10,000,000. The amounts due to the finance company under the agreement at December 31, 1998 amounted to $4,491,022.

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

By notice of redemption, dated November 14, 1997, the Company called all of its outstanding Class A Warrants and Class B Warrants for redemption for cash, on December 15, 1997 (the "Redemption Date'), at a redemption price of $.05 per Class A Warrant and $.05 per Class B Warrant (the "Redemption Price"). After December 15, 1997, on the Redemption Date, the only right of any holders of a Class A Warrant or Class B Warrant who did not timely exercise, or, in the case of the Class A Warrant holder, timely trade the warrant, was to receive the Redemption Price for each warrant properly tendered to American Stock Transfer & Trust Company, the Warrant Agent for the warrants. Pursuant to the redemption, the Company generated proceeds to the Company of $24,486,000. Of these proceeds, $16,981,581 were used during the fiscal year ended September 30, 1998 for the purchase of Company stock in the open market.

     The Company entered fiscal 1998 with an investment of 250,000 shares of common stock of e-Net, Inc. ("e-Net"), a publicly held Germantown, Maryland based manufacturer of data-telephony equipment, valued at approximately $1,600,000. During the third fiscal quarter of 1998, the Company sold 130,000 shares for proceeds of $2,368,000, or $18.22 per share, resulting in a realized gain of $1,594,000. In addition, the Company purchased an additional 160,000 shares of e-Net common stock for prices ranging from $13.13 to $14.88 per share. During the fourth quarter of fiscal 1998, the Company purchased 170,000 shares of e-Net stock at prices ranging from $17.06 to $18.63 per share, or aggregate consideration of $3,077,500. Later in the fourth quarter, the value of e-Net shares decreased significantly, falling to $3.43 per share at September 30, 1998, causing the Company to suffer unrealized losses of approximately $5,800,000 in the fourth quarter of fiscal 1998. At the present time, the Company continues to hold 340,457 shares of e-Net stock. Because e-Net common stock is highly volatile, the Company can make no assurances that the unrealized losses suffered can be recovered.

     The Company has no significant long-term debt outstanding as of December 31, 1998.

     As of December 31, 1998, the Company had borrowed, under two separate loan agreements, monies from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and 8%, respectively, and are due on demand. Total loans and accrued interest outstanding at December 31, 1998, total $1,154,742.

     At December 31, 1998, the Company's backlog was approximately $1 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

     With the discontinuance of the Company's Canadian operation in March 1998, the Company believes that its exposure to foreign currency fluctuations or deterioration is limited.

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

YEAR 2000

     Many computerized systems and microprocessor that are embedded in a variety of products either sold or used by the Company have the potential for operational problems if the lack the ability to handle the transition to the Year 2000. The problem generally occurs in systems where functions, which are date sensitive recognize the last two digits in a date field in the year 2000 as being the year 1900, causing the product or system to potentially malfunction.

After completing an assessment of the Company's information systems 1998 for possible issues which could arise as a result of those systems not being year 2000 compliant, the Company commenced the procurement and installation of a new company wide business and management information system which is year 2000 compliant. As of March 1999, the installation of the system is substantially complete with one subsidiary remaining to be upgraded to the new system. The upgrade of this subsidiary is expected to be completed by the end of the second quarter of 1999. Following this installation, the Company plans to conduct a system test to ensure the vendor's claims of year 2000 compliance are accurate. Based upon the implementation progress made to date, the Company does not believe a contingency plan is necessary. However, should the testing of the new system cause concerns, a contingency plan will be developed.

Expenditures to date and future anticipated expenditures to procure, install, and test the new system have not been significant.

Substantially all products sold by the Company are manufactured or assembled by third party vendors who warrant their products against defect, including defects associated with the year 2000 issue.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Contents

-------------------------------------------------------------------------------------------------------------------
ITEM 8:  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                              20


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                                                             21-22

     Consolidated Statements of Operations                                                                      23

     Consolidated Statements of Stockholders' Equity                                                            24

     Consolidated Statements of Cash Flows                                                                      25

     Notes to Consolidated Financial Statements                                                              26-41

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Socrates Technologies Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Socrates Technologies Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1998, and September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998 and for the three month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socrates Technologies Corporation and Subsidiaries as of December 31, 1998, and September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in period ended September 30, 1998 and for the three month period ended December 31, 1998, in conformity with generally accepted accounting principles.

The balance sheet as of December 31, 1997, and the statements of operations and comprehensive income (loss) and cash flows for the three month period ended December 31, 1997 have been included for comparative purposes only and have not been audited by us.

                                                    GRANT THORNTON LLP


Vienna, Virginia
April 12, 1999

Socrates Technologies Corporation and Subsidiaries

Consolidated Balance Sheets

                                                                                 DECEMBER 31,                   SEPTEMBER 30,
                                                                      -------------------------------   ----------------------------
Years ended                                                                  1998            1997             1998          1997
                                                                                         (unaudited)
Assets

Current Assets
  Cash and cash equivalents                                            $   2,423,204   $   1,672,315    $     766,402     1,675,397
  Investments                                                              1,478,859      18,828,835          969,507     2,850,706
  Accounts receivable, net of allowance
         for doubtful accounts                                            10,437,346       6,001,900       14,142,997     4,910,053
  Inventory                                                                1,072,661       2,347,890        2,831,987     1,637,007
  Tax credits and income tax receivable                                      216,985          83,712          370,127        82,085
  Prepaid expenses                                                           778,727         101,983          966,173       112,404
  Net assets of discontinued operations
         held for sale                                                       162,338       4,815,219        1,387,430     5,170,498

                                                                      --------------------------------------------------------------
Total Current Assets                                                      16,570,120      33,851,854       21,434,623    16,438,150

Property and Equipment, net                                                1,018,738         571,330        1,121,103       476,511

Capitalized Software Costs, net                                               67,500         202,500          101,250       236,250

Goodwill, net                                                              3,944,183       5,488,116        5,027,719     5,641,582

Deferred Tax Asset, net of valuation                                       1,200,000         766,119        1,200,000       766,119
  allowance

Other Assets                                                                 104,005          58,918          214,325        61,777


                                                                      --------------------------------------------------------------
Total Assets                                                           $  22,904,546   $  40,938,837    $  29,099,020    23,620,389

Liabilities and Stockholders' Equity

Current Liabilities
  Line of credit and financing arrangement                                 4,491,022         383,318        5,417,256       228,760
  Accounts payable and accrued
         liabilities                                                       4,076,687       4,674,060        4,924,728     4,589,270
  Shareholder loans and interest                                           1,154,742         636,029        1,380,056       737,208


                                                                      --------------------------------------------------------------
Total Current Liabilities                                              $   9,722,451   $   5,693,407    $  11,722,040     5,555,238



Stockholders' Equity
  Common stock, $.01 par value,
         50,000,000 shares authorized,
         17,740,620, shares issued at December 31, 1998 and 1997
         and September 30, 1998 and 11,590,000 shares issued at
         September 30, 1997 and 14,739,204 shares outstanding at
         December 31, 1998 and September 30, 1998, 16,462,666
         shares outstanding at December 31, 1997 and 11,231,010
         shares outstanding at September 30, 1997                            177,406         177,406          177,406       115,900
  Stock subscription receivable                                             (150,000)       (150,000)        (150,000)     (150,000)
  Additional paid-in capital                                              49,342,292      49,360,390       49,342,292    24,599,441
  Treasury stock, at cost, 3,001,416 shares at December 31, 1998 and September 30, 1998, 1,277,954 shares at December
         31, 1997 and 179,500 shares at September 30, 1997               (17,554,241)     (7,625,504)     (17,554,241)     (572,660)
  Accumulated deficit                                                    (14,984,623)     (5,929,617)      (9,959,842)   (5,366,059)
  Accumulated other comprehensive income and
         (losses)
         Unrealized loss on investments available
         for sale                                                         (3,513,025)       (169,231)      (4,406,200)     (205,182)
         Cumulative translation adjustment                                  (135,714)       (418,014)         (72,435)     (356,289)


                                                                      --------------------------------------------------------------
Total Stockholders' Equity                                                13,182,095      35,245,430       17,376,980    18,065,151

                                                                      --------------------------------------------------------------

                                                                       $  22,904,546   $  40,938,837    $  29,099,020  $ 23,620,389
                                                                      --------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations



------------------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED DECEMBER 31,                  YEARS ENDED SEPTEMBER 30,
                                                   1998             1997                  1998            1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
SALES                                         $ 12,650,211    $  12,713,525         $  62,007,968   $  34,334,698    $  11,421,295

COST OF SALES                                   11,292,576       11,001,474            53,298,270      29,972,618       10,376,183
                                            ---------------------------------------------------------------------------------------

GROSS PROFIT                                     1,357,635        1,712,051             8,709,698       4,362,080        1,045,112

EXPENSES
   Selling                                       1,078,166          443,260             2,972,701         862,372          192,397
   Administrative                                1,983,581        1,161,305             5,545,305       2,650,924        1,430,360
   Depreciation and amortization                   270,866          220,661               963,885         514,026          117,508
   Restructuring Charges                         1,290,373                -                     -               -                -
                                            ---------------------------------------------------------------------------------------

                                                 4,622,986        1,825,226             9,481,891       4,027,322        1,740,265

INCOME (LOSS) FROM OPERATIONS                   (3,265,351)        (113,175)             (772,193)        334,758         (695,153)

INTEREST AND INVESTMENT INCOME                      25,469           94,577             2,150,537       1,029,336          893,899
INTEREST AND FINANCING CHARGES                    (652,548)         (43,407)             (265,811)       (250,818)        (117,506)
                                            ---------------------------------------------------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES             (3,892,430)         (62,005)            1,112,533       1,113,276           81,240

INCOME TAX (BENEFIT) PROVISION
   Current                                               -                -                30,600          82,649                -
   Deferred                                              -                -              (305,973)        213,922         (376,430)
                                            ---------------------------------------------------------------------------------------


EARNINGS (LOSS) FROM CONTINUING OPERATIONS    $ (3,892,430)   $     (62,005)        $   1,387,906   $     816,705    $     457,670
-----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
   Loss from operations, net of income
      tax benefits of $486,350,
      and $410,000 IN 1997 AND 1996,
      respectively                            $ (1,132,355)   $    (501,556)        $  (1,250,052)  $    (707,159)   $     555,094

   Loss from disposal, including income tax
      expense of $1,233,000 in 1998                      -                -            (4,731,636)              -                -
                                            ---------------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------------
                                                (1,132,355)        (501,556)           (5,981,688)       (707,159)         555,094
                                            ---------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                           $ (5,024,785)   $    (563,561)        $  (4,593,782)  $     109,546    $   1,012,764
                                            ---------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE
   Continuing operations--basic               $       (0.26)  $         0.00        $         0.09  $         0.08    $       0.04
   Discontinued operations--basic                     (0.08)           (0.04)                (0.40)          (0.07)           0.05
   Net earnings (loss)--basic                         (0.34)           (0.04)                (0.31)           0.01            0.09
   Continuing operations--diluted                     (0.26)            0.00                  0.09            0.06            0.03
   Discontinued operations--diluted                   (0.08)           (0.04)                (0.40)          (0.05)           0.05
   Net earnings (loss)--diluted                       (0.34)           (0.04)                (0.31)           0.01            0.08

            The accompanying notes are an integral part of these statements.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)




THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                               STOCK        ADDITIONAL
                                                      COMMON STOCK          SUBSCRIPTION     PAID-IN       ACCUMULATED
                                                 SHARES         AMOUNT       RECEIVABLE      CAPITAL        (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1995                       10,140,000       101,400       (150,000)      17,085,475   $ (6,488,366)

ACQUISITION--JMR DISTRIBUTORS, INC                100,000         1,000             --         508,161           --

ACQUISITION--SOCRATES, INC                        350,000         3,500             --       2,385,250           --

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT          --            --               --            --             --

UNREALIZED GAIN (LOSS) FROM INVESTMENTS              --            --               --            --             --

COMPREHENSIVE INCOME

WARRANT PURCHASE                                     --            --               --             180           --
                                              -----------   -----------      ----------    ------------  --------------
PRIVATE PLACEMENT TRANSACTIONS                    150,000         1,500             --         598,500           --
                                              -----------   -----------      ----------    ------------  --------------
NET EARNINGS                                         --            --               --            --        1,012,764

BALANCE, SEPTEMBER 30, 1996                    10,740,000       107,400         (150,000)   20,577,566     (5,475,602)

ACQUISITION--EXPERT, INC                          300,000         3,000             --       1,064,475           --

ACQUISITION--TECHNET COMPUTER SERVICES, INC       400,000         4,000             --       2,376,000           --

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT          --            --               --            --             --

UNREALIZED GAIN (LOSS) FROM INVESTMENTS              --            --               --            --             --

COMPREHENSIVE INCOME (LOSS)

WARRANT CONVERSION                                 15,000           150             --          59,850           --

ISSUANCE OF COMMON STOCK                          135,000         1,350             --         521,550           --

PURCHASE OF TREASURY STOCK                           --            --               --            --             --
                                              -----------   -----------      ----------    ------------  --------------

NET EARNINGS                                         --            --               --            --          109,546

BALANCE, SEPTEMBER 30, 1997                    11,590,000       115,900      (150,000)      24,599,441   $ (5,366,056)

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT          --            --               --            --             --

UNREALIZED GAIN (LOSS) FROM INVESTMENTS              --            --               --            --             --

COMPREHENSIVE INCOME (LOSS)

WARRANT REDEMPTION & EXERCISE                   6,086,928        60,869             --      24,447,586           --

ISSUANCE OF COMMON STOCK                           63,692           637             --         313,363           --

PURCHASE OF TREASURY STOCK                           --            --               --            --             --

ISSUANCES OF TREASURY STOCK                          --            --               --        (146,008)          --

TAX BENEFIT FROM OPTION EXERCISES                    --            --               --         127,910           --

NET LOSS                                             --            --               --            --       (4,593,782)
                                              -----------   -----------      ----------    ------------  --------------
BALANCE, SEPTEMBER 30, 1998                    17,740,620       177,406      (150,000)      49,342,292   $ (9,959,838)

NET LOSS                                                                                                   (5,024,785)

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT

UNREALIZED GAIN (LOSS) FROM INVESTMENTS

COMPREHENSIVE INCOME (LOSS)
                                              -----------   -----------      ----------    ------------  --------------
BALANCE, DECEMBER 31, 1998                     17,740,620       177,406         (150,000)   49,342,292    (14,984,623)
                                              -----------   -----------      ----------    ------------  --------------



                                                                            UNREALIZED    CUMULATIVE
                                                     TREASURY STOCK       GAIN (LOSS) ON  TRANSLATION
                                                  SHARES        AMOUNT      INVESTMENTS    ADJUSTMENT       TOTAL

-------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1995                            --             --            --           56,301   $ 10,604,810

ACQUISITION--JMR DISTRIBUTORS, INC                  --             --            --             --          509,161

ACQUISITION--SOCRATES, INC                          --             --            --             --        2,388,750

NET EARNINGS                                        --             --            --             --        1,012,764

WARRANT PURCHASE                                    --             --            --             --              180
                                              -----------   -----------      ----------    ------------  --------------
PRIVATE PLACEMENT TRANSACTIONS                      --             --            --             --          600,000

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT         --             --            --           50,359         50,359

UNREALIZED GAIN (LOSS) FROM INVESTMENTS             --             --         (59,786)          --          (59,786)
                                                                                                         --------------
                                                                                                          1,063,123
                                              -----------   -----------      ----------    ------------  --------------
BALANCE, SEPTEMBER 30, 1996                         --             --         (59,786)  $    106,660     15,106,238

ACQUISITION--EXPERT, INC                            --             --            --             --        1,067,475

ACQUISITION--TECHNET COMPUTER SERVICES, INC         --             --            --             --        2,380,000

NET EARNINGS                                        --             --            --             --          109,546

WARRANT CONVERSION                                  --             --            --             --           60,000

ISSUANCE OF COMMON STOCK                            --             --            --             --          522,900

PURCHASE OF TREASURY STOCK                      (179,500)      (572,660)         --             --         (572,660)

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT         --             --            --         (462,952)      (462,952)

UNREALIZED GAIN (LOSS) FROM INVESTMENTS             --             --        (145,396)          --         (145,396)
                                                                                                         --------------
                                                                                                           (498,802)
                                              -----------   -----------      ----------    ------------  --------------

BALANCE, SEPTEMBER 30, 1997                     (179,500)      (572,660)     (205,182)      (356,292)  $ 18,065,151

NET LOSS                                            --             --            --             --       (4,593,782)

WARRANT REDEMPTION & EXERCISE                   (683,674)    (4,333,437)         --             --       20,175,018

ISSUANCE OF COMMON STOCK                            --             --            --             --          314,000

PURCHASE OF TREASURY STOCK                    (2,258,792)   (13,045,072)         --             --      (13,045,072)

ISSUANCE'S OF TREASURY STOCK                     120,550        396,928          --             --          250,920

TAX BENEFIT FROM OPTION EXERCISES                   --             --            --             --          127,910

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT         --             --            --          283,853        283,853

UNREALIZED GAIN (LOSS) FROM INVESTMENTS             --             --      (4,201,018)          --       (4,201,018)
                                                                                                         --------------
                                                                                                         (8,510,947)
                                              -----------   -----------      ----------    ------------  --------------
BALANCE, SEPTEMBER 30, 1998                   (3,001,416)  $(17,554,241)  $(4,406,200)  $    (72,439)  $ 17,376,980

NET LOSS                                                                                                 (5,024,785)

CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT                                               (63,275.00)       (63,275)

UNREALIZED GAIN (LOSS) FROM INVESTMENTS                                        893,175                      893,175
                                                                                                         --------------
                                                                                                         (4,194,885)
                                              -----------   -----------      ----------    ------------  --------------
BALANCE, DECEMBER 31, 1998                     (3,001,416)   (17,554,241)   (3,513,025)      (135,714)    13,182,095
                                              -----------   -----------      ----------    ------------  --------------


The accompanying notes are an integral part of these statements.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED DECEMBER 31,          YEARS ENDED SEPTEMBER 30,
                                                                    1998           1997           1998          1997         1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss) from continuing operations                $(3,892,428)  $  (62,005)   $  1,387,906  $   816,705   $   457,670
  Net earnings (loss) from discontinuing operations              (1,132,355)    (501,556)     (5,981,688)    (707,159)      555,094
                                                               ---------------------------------------------------------------------
  Net earnings (loss)                                            (5,024,783)    (563,561)     (4,593,782)     109,546     1,012,764

  Adjustments to reconcile net income (loss) to net
    cash from operating activities
       Deferred income taxes                                                                     371,315     (272,429)     (786,430)
       Depreciation and amortization                                270,865      331,573         963,885      777,263       197,814
       Restructuring Charges                                      1,290,374            -               -            -             -
       Realized loss (gain) on sale of investments                  439,145            -      (1,594,157)           -             -
       (Gain) loss on foreign exchange                                    -            -               -            -       (50,359)
       Equity in earnings of joint venture                                -            -         239,970      (49,847)            -
       Non-cash (gains) losses from discontinued operations       1,031,112            -       2,029,833     (465,996)            -
       Changes in operating assets and liabilities, net of
           effects of acquisitions
           Decrease (increase) in accounts receivable             4,366,066   (1,182,914)     (8,541,868)    (487,807)   (1,112,781)
           Decrease (increase) in inventory                       1,434,325     (391,909)       (176,307)     (95,703)   (1,526,431)
           (Increase) decrease in tax credits and income
              taxes receivable                                      (18,545)      33,373        (336,665)     369,004       (95,952)
           Decrease (increase) in prepaid expenses                  176,645       88,083        (719,427)      84,355      (115,414)
           (Increase) decrease in other assets                      148,190        4,537        (126,751)     (17,528)      (16,964)
           Decrease in advance deposits                                                          (75,609)     131,666      (150,854)
           (Decrease) increase in accounts payable and
              accrued liabilities                                (1,265,393)    (137,282)        474,008   (1,106,514)     (894,482)
                                                               ---------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               2,848,001   (1,818,100)    (12,085,555)  (1,053,317)   (3,539,089)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment purchases                                             (566,762) (18,202,848)     (5,542,707)    (989,626)            -
  Proceeds from sales and borrowings on margin against
    investments                                                     512,224    2,229,463       4,800,270    4,536,897     2,120,102
  Property, plant and equipment purchases                           (15,666)    (131,583)       (854,552)    (605,976)     (223,857)
  Capitalized software costs                                              -            -               -     (548,987)     (892,687)
  Loan to acquired company and other                                      -            -               -            -      (300,000)
  Investment in joint venture                                             -            -               -     (216,396)            -
                                                               ---------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (70,204) (16,104,968)     (1,596,989)   2,175,912       703,558

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in vendor financing/line of credit       (926,234)     397,565       4,372,955      317,053       609,374
  Proceeds from shareholder loans                                                              1,400,967       78,996             -
  Payment of shareholder loans                                     (225,314)    (105,329)       (758,119)           -      (497,269)
  Payment of debt                                                         -            -               -            -       (19,725)
  Proceeds from issuance of common stock                                  -            -               -      522,900       600,000
  Proceeds from exercise of warrants                                      -   24,547,712      24,547,712       60,000           180
  Purchase of treasury stock                                              -   (7,052,844)    (16,981,581)    (572,660)            -
                                                               ---------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (1,151,548)  17,787,104      12,581,934      406,289       692,560
                                                               ---------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              30,555     (132,882)        191,615     (167,377)      113,825
                                                               ---------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   1,656,804       (3,082)       (908,995)   1,361,507    (2,029,146)

CASH AT BEGINNING OF YEAR                                           766,402    1,675,397       1,675,397      313,890     2,343,036
                                                               ---------------------------------------------------------------------

CASH AT END OF YEAR                                             $ 2,423,206   $1,672,315    $    766,402  $ 1,675,397   $   313,890
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Income taxes paid                                             $    26,625   $        -    $    131,527  $    85,434   $         -
  Interest paid                                                 $   153,901   $   21,466    4    223,353  $   261,754   $    80,220

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


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

    Socrates was incorporated in the State of Delaware on November 6, 1998. Upon the merger of Socrates with MVSI, Inc., a Delaware Corporation incorporated on April 12, 1994, on November 30, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities in Maryland with other sales and marketing offices in the Middle Atlantic and Northeastern United States.

    Effective January 1, 1999, the Company has changed it fiscal year end from September 30 to December 31. References to fiscal years herein are to the fiscal years of the Company ended September 30 of the respective years. References to the transition period are the three-month period ended December 31, 1998

    REVENUE RECOGNITION

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

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


    INVESTMENTS

    Investments consist of a short-term U.S. treasury mutual fund, and the Company's investment in common stock of e-Net, Inc. ("e-Net"), a publicly-held Germantown, Maryland based manufacturer of data-telephony equipment, which is accounted for using the cost method. The market value of the short-term U.S. treasury mutual fund and the Company's investment in the common stock of e-Net, Inc. at December 31, 1998 was $7,000 and $1,787,000, respectively and at September 30, 1998, was $304,000 and $1,547,000, respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value, net of margin loans, at September 30, 1998 and 1997 and unrealized gains and losses are reported as an element of stockholders' equity. The unrealized loss from investments available at December 31, 1998 was $3,513,025 and at September 30, 1998 and 1997 was $4,406,200 and $205,182. The unrealized loss as of September 30, 1998 relates principally to a significant decrease in the value of e-Net, Inc. shares late in fiscal 1998. During the three months ended December 31, 1998, the Company sold 109,543 shares of e-Net stock for gross proceeds of $468,054 generating a realized loss of $184,822. During the year ended September 30, 1998, the Company sold 130,000 shares of e-Net, Inc. stock for gross proceeds of $2,368,000, generating a realized gain of $1,594,000. The Company's policy is to determine the cost associated with shares sold on a first-in, first-out basis (FIFO).

    The Company continues to hold 340,457 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

    ACCOUNTS RECEIVABLE

    Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of December 31, 1998, and September 30, 1998 and 1997, management has established an allowance for doubtful accounts of approximately $ 409,000, $204,000 and $71,000, respectively.

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

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


    CAPITALIZED SOFTWARE COSTS

    The Company acquired certain computer software in connection with the Technet acquisition which is being amortized over a two year period, the expected remaining economic life of the related products. In prior years, certain software development costs not reimbursed by the Canadian government incurred by the Company's discontinued machine vision business were capitalized. In connection with the discontinuance of the machine vision business in fiscal 1998, all such capitalized costs were written off. Amortization expense related to computer software acquired in the Technet acquisition was $33,750, $135,000 and $33,750 for the three month period ended December 31, 1998, the year ended September 30, 1998 and the three months (from date of acquisition) ended September 30, 1997.

    GOODWILL

    Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations in the three month period ended December 31, 1998 was $153,466 and for the fiscal years 1998, 1997 and 1996 was $614,304,
    $382,511 and $107,889, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. As a result of the review of the recoverability of the recorded goodwill at December 31, 1998, management recorded an increase in amortization of goodwill associated with its purchase of Expert, Inc. and JMR Distributors, Inc. of approximately $940,000 to reduce the net carrying value of this goodwill to its net realizable value as a result of management's decision to restructure these operations. It is reasonably possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

    INCOME TAXES

    Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

    EARNINGS PER SHARE

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


     The computations of basic and fully diluted earnings (loss) per share are as follows:

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,                    YEAR ENDED SEPTEMBER 30,
                                                1998             1997           1998             1997              1996
---------------------------------------------------------------------------------------------------------------------
Numerator
   Earnings (loss) from continuing
    operations                             $(3,892,430)    $   (62,005)        $  1,387,906     $    816,705   $    457,670
                                            -------------------------------------------------------------------------------
Denominator
   Denominator for basic earnings
      per share--weighted average
      shares                                14,739,204      12,926,606           14,883,572       10,799,832     10,249,307
                                            -------------------------------------------------------------------------------
Effect of diluted securities
   Employee stock options
      and warrants                                   -               -              259,598        2,010,383      3,031,429
                                            -------------------------------------------------------------------------------
Denominator for diluted earnings per
   share--adjusted weighted average
   shares and assumed conversions           14,739,204      12,926,606           15,143,170       12,810,215     13,280,736
                                            -------------------------------------------------------------------------------
Basic earnings (loss) per share from
   continuing operations                   $      (.26)    $      -            $       0.09     $       0.08   $       0.04
                                            -------------------------------------------------------------------------------
Diluted earnings (loss) per share from
   continuing operations                   $      (.26)    $      -            $       0.09     $       0.06   $       0.03
                                            -------------------------------------------------------------------------------

For additional information regarding stock options, see Note H. Certain options outstanding in each period were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the underlying common stock for the year and, therefore, the effect would be antidilutive.

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

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements--Continued
--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

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

    As of December 31, 1998, approximately 53 percent of accounts receivable or $5.8 million was due from a single customer. Otherwise, the Company's customers are not generally concentrated with any one customer or in any specific geographic region. As a matter of policy, the Company requires its larger customers to furnish letters of credit (and in some instances, advance deposits) to minimize credit risk to the Company after shipment of the products. For other customers, the Company reviews a customer's credit history before extending credit.

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


--------------------------------------------------------------------------------


NOTE B--RESTRUCTURING OF OPERATIONS

During the quarter ended December 31, 1998, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. The effort is concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort was a significant downsizing of the Company operations in New York, acquired in 1997 with the acquisition of Expert, Inc. and the folding of the JMR Distributors business into Socrates Technologies. JMR was involved in the reselling and distribution of computer memory and associated products. This reorganization had a significant impact on operating results during the transition period ended December 31, 1998 due to downward adjustments to the carrying value of goodwill, inventory and fixed assets associated with reorganized operations.

During the quarter ended December 31, 1998, the Company recorded charges totaling $1,290,373 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non- cash write downs of goodwill associated with certain restructured operations of $940,000 and the write down of certain fixed assets which have no continuing value to the Company by $35,000. In addition, the Company recorded a write down of the value of inventories associated with its New York and memory distribution operations of $325,000 as a result of reorganizing this business.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE C--INVENTORY


    Inventory consists of the following at--

                                                        DECEMBER 31,               SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                                          1998                 1998                1997
--------------------------------------------------------------------------------------------------------

    Raw materials                                       $   314,361         $  1,048,535     $   560,080
    Finished goods                                          758,300            1,783,452       1,076,927

                                                        ------------------------------------------------

                                                        $ 1,072,661         $  2,831,987     $ 1,637,007

                                                        ------------------------------------------------


--------------------------------------------------------------------------------


NOTE D--PROPERTY AND EQUIPMENT


    Property, plant and equipment consist of the following at--

                                                        DECEMBER 31,          SEPTEMBER 30,
                                                   ----------------------------------------------
                                                         1998               1998            1997
-------------------------------------------------------------------------------------------------

Autos and trucks                                    $    126,941       $   142,405     $  124,384
Furniture and office equipment                         1,122,162         1,155,078        552,741
Purchased software                                       309,739           325,585         87,781
Leasehold improvements                                    33,734            33,734         44,244
                                                    ---------------------------------------------

                                                       1,592,576         1,656,802        890,150
Less accumulated
 depreciation                                           (573,838)         (535,699)      (332,639)
                                                    ---------------------------------------------

                                                    $  1,018,738       $ 1,121,103     $  476,511
                                                    ---------------------------------------------

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE E--VENDOR FINANCING ARRANGEMENT


    The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. The amounts due to the finance company under the agreement at December 31, 1998, and September 30, 1998 and 1997, amounted to $ 2,824,520, $5,403,768 and $208,082, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants. As of December 31, 1998, the Company was in compliance with all of these covenants.

    On October 21, 1998, the Company entered into an accounts receivable credit facility with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement is $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain covenants, the most restrictive of which requires the Company to maintain a tangible net worth including subordinated debt of $1,000,000; a ratio of debt minus subordinated debt not to exceed 5 to 1; and to provide the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company has renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements is $10,000,000. The amounts due to the finance company under the agreement at December 31, 1998 amounted to $4,491,022.


--------------------------------------------------------------------------------


NOTE F--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


    Accounts payable and accrued liabilities consist of the following at--

                                                        DECEMBER 31,             SEPTEMBER 30,
                                                        ------------      ----------------------------
                                                          1998                1998           1997
------------------------------------------------------------------------------------------------------
    Vendor trade payables                               $ 3,220,388        $ 3,942,096     $ 2,752,234
    Salaries and commissions payable                        756,030            909,175       1,179,454
    Other accrued liabilities                               100,269             73,457         657,582
                                                        ----------------------------------------------
                                                        $ 4,076,687        $ 4,924,728     $ 4,589,270
                                                        ----------------------------------------------

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE G--INCOME TAXES


    The income tax (benefit) provision consists of the following:

                                                                                                             THREE  MONTHS
                                                                                                                ENDED
                                                                        YEAR ENDED SEPTEMBER 30,             DECEMBER 31,
                                                              -------------------------------------------    -----------
                                                                  1996            1997           1998           1998
------------------------------------------------------------------------------------------------------------------------
    Federal
       Current                                                $        -        $      -     $         -     $
       Deferred                                                   67,202         342,091      (2,347,617)      (945,256)
                                                              ----------------------------------------------------------
                                                                  67,202         342,091      (2,347,617)      (945,256)

    State
       Current                                                         -          82,648          30,600
       Deferred                                                    9,883          50,307        (345,238)      (139,008)
                                                              ----------------------------------------------------------
                                                                   9,883         132,955        (314,638)      (139,008)

    Increase (decrease) in valuation
       Allowance                                                (453,515)       (178,476)      2,386,882      1,084,264
                                                              ----------------------------------------------------------
    Net Provision                                             $ (376,430)      $ 296,570    $   (275,373)    $        -
                                                              ----------------------------------------------------------

    A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective rate is as follows:

                                                                                                         THREE MONTHS
                                                                                                            ENDED
                                                                      YEAR ENDED SEPTEMBER 30,           DECEMBER 31,
                                                              ---------------------------------------    -------------
                                                                 1996            1997          1998          1998
----------------------------------------------------------------------------------------------------------------------
    Tax (benefit) at U.S. Federal statutory
       rates                                                  $    27,622   $   378,514    $   377,946   $ (1,323,427)
    Increase (decrease) resulting from
       State income taxes                                               -        90,061         55,580       (194,622)
       Goodwill amortization                                      110,582       164,916        292,229        435,742
       Change in valuation allowance against
          deferral tax asset                                     (453,515)     (178,476)     2,386,882      1,084,264
       Tax benefit associated with write off
          of loans to foreign subsidiary                                -             -     (3,523,948)       (19,500)
       Other permanent differences                                (61,119)     (158,445)       135,938         17,543
                                                              --------------------------------------------------------

    Income tax provision                                      $  (376,430)  $   296,570    $  (275,373)  $          -

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


NOTE G--INCOME TAXES--CONTINUed


    The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities that give rise to a deferred tax asset are as follows at--

                                             DECEMBER 31,               SEPTEMBER 30,
                                                 1998               1998           1997
                                           ---------------    ---------------------------
    Net operating losses                   $   4,157,971      $  3,201,183      $ 220,031
    Accrued compensation                         269,685           347,685        658,905
    Accounts receivable and
       inventory reserves                        224,872            63,259         26,416
    Other                                         18,618           (25,245)      (139,234)
    Valuation allowance                       (3,471,146)       (2,386,882)
                                           ----------------------------------------------
    Net deferred tax
       asset--continuing
       operations                          $   1,200,000      $  1,200,000      $ 766,118
                                           ----------------------------------------------



    The above table does not reflect the tax effect of unrealized losses on available for sale securities classified in stockholders' equity as of December 31, 1998, amounting to approximately $1,700,000. This tax effect has been fully reserved by establishing an additional $1,700,000 valuation allowance at December 31, 1998. In addition, the table excludes tax benefits available in Canada as discussed below.

    Management regularly reviews for recoverability deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at each balance sheet date, management considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible such as goodwill amortization, and for the anticipated impact of management's operating plans. The recovery of the deferred tax asset at December 31, 1998 is dependent upon the Company generating taxable income in the future sufficient to realize the associated tax benefits. In the event taxable income is not generated at sufficient levels, writedowns of the deferred tax asset may be necessary.

    The Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $11,000,000 at December 31, 1998, expiring in 2018. While the future use of these net operating loss carryforwards has not been significantly affected by the Company's past acquisitions, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. In addition, the Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada. However, with the discontinuance of the Company's business in Canada in the past year, use of such Canadian tax benefits is dependent upon the Company conducting certain lines of business in Canada in the future, which management believes is doubtful at the present time.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


NOTE H--STOCKHOLDERS' EQUITY


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

    STOCK OPTION PLAN

    In April 1997, the Company adopted and the stockholders ratified the 1997 Stock Option Plan (the "Stock Option Plan"), under which options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants, with the exception of certain stock options granted to a greater than 10 percent stockholder with a required exercise price of 110 percent of fair market value of the stock at the date of grant.

    The plan authorizes the Company to grant options to eligible persons to purchase up to 1,000,000 shares of common stock. Options vest over a two-year period from the date of grant. The maximum term of the options is ten years from the grant date.

    In November 1998, the Company adopted Non-Qualified Employee Stock Option Plan with similar terms to the 1997 plan.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized related to the granting of such options. Had the Company recognized compensation expense based upon the fair value of the options at the grant dates consistent with SFAS 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below:

                                                        THREE MONTHS
                                                           ENDED
                                                        DECEMBER 31,         YEAR ENDED SEPTEMBER 30,
                                                           1998               1998           1997
                                                       --------------    --------------------------
    Earnings (loss) from continuing operations:
          As reported                                  $ (3,892,430)      $  1,387,906   $  816,705
          Pro Forma                                    $ (4,071,626)      $    604,342   $  580,278
    Earnings (loss) Per Share, from continuing operations:
          As reported                                  $       (.26)      $       0.09   $     0.06
          Pro Forma                                    $       (.28)      $       0.04   $     0.05

    The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted - average assumptions used for grants during the period ended December 31, 1998, fiscal year ended September 30, 1998 and fiscal year ended September 30, 1997, respectively: expected volatility of 114 percent, 84 percent and 74 percent, risk-free interest rates of 4.38 percent, 5.36 percent and
    5.89 percent. The weighted - average expected lives for options granted during the period ended December 31, 1998 was two years and 2.6 years for the fiscal years ended 1998 and 1997.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


NOTE H--STOCKHOLDERS' EQUITY--CONTINUED


    Following is a summary of stock option transactions:

     Outstanding, October 1, 1996                              $          -

     Granted during the year (at prices
     ranging from $2.94 to $7.00 per share)                         924,000
     Forfeited during the year                                           -
     Exercised during the year                                           -

     Outstanding, September 30, 1997                                924,000
                                                                -----------
     Granted during the year (at prices ranging from
            $1.75 to $6.06 per share)                               100,000
     Forfeited during the year                                     (180,000)
     Exercised during the year                                      (85,600)
     Outstanding, September 30, 1998                                758,400
                                                                -----------
     Granted during the period (at prices ranging from
            $1.50 to $1.75 per share)                               155,000
     Forfeited during the period                                    (24,250)
     Exercised during the period                                          -
     Outstanding, December 31, 1998                                 889,150
                                                                -----------
     Eligible, end of year for exercise
         currently (at prices ranging from
           $2.94 to $6.69 per share)                                349,575
                                                                -----------
     Weighted average stock option price                       $       3.74
                                                                -----------
     Weighted average fair value of options
     granted during fiscal:     1997                           $       3.16
                                1998                           $       1.34
                 three months ended Dec. 31, 1998                       .97
                                                                -----------

    STOCK PURCHASE PLAN

    In April 1997, the Company adopted and the stockholders ratified the 1997 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which authorizes eligible employees of the Company to purchase up to 250,000 shares of the Company's common stock for 85 percent of the fair market value of the common stock on each purchase date. As of December 31, 1998, no shares of common stock had been purchased by employees under this plan.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


NOTE I--COMMITMENTS AND CONTINGENT LIABILITIES


    LEASES

    The minimum rental payments payable under a long-term lease for premises, exclusive of certain operating costs determined annually, and for the lease of equipment at December 31, 1998, are approximately as follows:

      YEAR ENDING DECEMBER 31,
     --------------------------------------

               1999             $   745,232
               2000                 600,284
               2001                 478,402
               2002                 422,754
               2003                  87,650
                                -----------
                                $ 2,334,322
                                -----------


    Rent expense was $240,000, $663,000, $490,000 and $252,000 for the three month period ended December 31, 1998, and the years ended September 30, 1998, 1997 and 1996, respectively.

    EMPLOYMENT AGREEMENTS

    The Company has entered into separate employment agreements with certain of its officers, which are subject to certain termination rights by both the Company and the officers. In addition to salary commitments by the Company, these officers are eligible to receive all employee benefits which may from time to time be awarded or be made available. Certain of these agreements also provide for bonuses to be computed and paid based upon the performance of the operations under their management or based upon amounts determined at the discretion of the Board of Directors.

    LEGAL MATTERS

    In the ordinary course of conducting business, the Company is subject, from time to time, to certain legal proceedings concerning the Company's business. Management does not believe that any current legal proceedings will have a material impact on the Company's business or its financial statements.

    On April 5, 1999, the Company was made a third party claim respondent by one of the respondents in certain, ongoing New York Stock Exchange arbitration proceedings against Securities brokerage firm and certain of its employees. The claimants allege that Securities brokerage firm and certain employees engaged in unauthorized trading and other impermissable activities with respect to the claimants accounts at Securities brokerage firm has denied the claimants' allegations. The Company believes that the third party claim against the Company is without merit. The Company intends to vigorously defend against the third-party claim and is evaluating potential claims by the Company against the respondent who filed the third party claim. This respondent is seeking dismissal of all claims against it and unspecified damages for alleged breach of contract and alleged tortious interference with contract by the claimants, counterclaim respondents and third-party respondents. The amount of the damages sought from the Company cannot be estimated at this time.

    On March 31, 1999 or thereabouts, the Company was served with a complaint filed by Technospin, Inc., a Canadian vendor to MVS Modular Vision Systems, Inc. (MVS), in the United States District Court for Maryland. The complaint alleges that the Company is obligated to pay $750,000 to Technospin, Inc. as the corporate guarantor of MVS' obligations under a June 30, 1997 agreement between MVS and Technospin for the manufacture of certain scanner products. The Company believes that Technospin, Inc.'s claim is without merit and intends to vigorously defend against the complaint. The Company intends to file a counterclaim against Technospin, Inc. seeking damages (the amount of such damages being undetermined at this time) for breach of contract and tortious interference in contract.

    TRANSACTIONS WITH STOCKHOLDERS AND AFFILIATES

    The Company has loans payable to an officer/stockholder outstanding as of December 31, 1998. Loans to one such officer/stockholder have been loaned under two separate loan agreements bearing interest at 9 percent and 8 percent, respectively, and are due on demand and carry a balance, including accrued interest at December 31, 1998 of $1,154,742.

    The Company subcontracted certain software development services to an affiliated development company in India, which is partially owned by the former owner and current President and CEO of the subsidiary of $70,000, $262,000 and $87,125 during the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997, respectively.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

NOTE J--SEGMENT INFORMATION


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

    For the three month period ended December 31, 1998 and the years ended September 30, 1998 and 1997, the Company had one customer that accounted for approximately 24 percent , 30 percent and 21 percent of its total revenue, respectively. For the year ended September 30, 1996, the Company had one customer that accounted for approximately 10 percent of its total revenue. In addition, approximately, 15 percent and 19 percent of the Company's sales in fiscal years 1997 and 1996, respectively, were to customers outside North America. The Company had no material export sales in fiscal 1998 or during the three month period ended December 31, 1998. In addition, while a portion the Company's sales in the past have been from customers in Asia, the Company's continuing operations are conducted in the United States.

    Financial information relating to the Company's industry segments for continuing operations for the transition period representing the three month period ended December 31, 1998 and the comparable period ended December 31, 1997 and the years ended September 30, 1998 and 1997, is as follows:

                                             THREE MONTHS ENDED DECEMBER 31, 1998
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION      SOFTWARE      GENERAL
                                   AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
---------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $  10,919,927    $ 1,730,284    $               $ 12,650,211
    Operating profit (loss)         (3,081,954)        75,749        (259,146)     (3,265,351)
    Net income (loss)               (3,349,424)        22,083        (565,089)     (3,892,430)
    Identifiable Assets             16,042,228      4,179,854       2,382,227      22,604,309


                                                      THREE MONTHS ENDED DECEMBER 31, 1997
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION        SOFTWARE      GENERAL
                                   AND TRAINING      DEVELOPMENT    CORPORATE        TOTAL
-----------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                    $ 11,821,038    $   892,487    $               $ 12,713,525
    Operating profit (loss)               13,855        121,711        (248,742)       (113,176)
    Net income (loss)                    (52,753)       118,297        (127,549)        (62,005)
    Identifiable Assets               13,694,998      3,397,957      19,030,664      36,123,619

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


NOTE J--SEGMENT INFORMATION--CONTINUED


                                                         1998
                                   --------------------------------------------------------
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION      SOFTWARE     GENERAL
                                   AND TRAINING   DEVELOPMENT    CORPORATE        TOTAL
-------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $ 57,221,898    $ 4,786,070    $        -     $ 62,007,968
    Operating profit (loss)          (163,242)       297,785       (906,736)       (772,193)
    Net income (loss)                (569,012)       265,246      1,691,672       1,387,906
    Identifiable Assets            21,704,084      3,995,072      2,012,433      27,711,589


                                                                        1997
                                   --------------------------------------------------------
                                   COMPUTER
                                   SYSTEM SALES,
                                   INTEGRATION      SOFTWARE     GENERAL
                                   AND TRAINING   DEVELOPMENT    CORPORATE        TOTAL
-------------------------------------------------------------------------------------------
    Sales to unaffiliated
       customers                 $ 33,755,491    $   579,207    $          -   $ 34,334,698
    Operating profit (loss)         1,493,644        (91,302)     (1,067,585)       334,757
    Net income (loss)               1,115,359        (95,953)       (202,701)       816,705
    Identifiable Assets            12,316,043      2,991,400       3,142,449     18,449,892

------------------------------------------------------

NOTE K--DISCONTINUED OPERATIONS


    In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for enhancing shareholder value. MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. The Company currently is considering offers from two third parties, one for a portion of the business and one for the entire business. Using the lower of these two offers as an indication of the floor value of the net assets of this business, the Company recorded a write down of the net assets held for sale during the quarter ended December 31, 1998 of approximately $1,080,000. While management is confident of its ability to reach a definitive agreement to sell a portion of the MVS assets in the near future, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

NOTE K--DISCONTINUED OPERATIONS--CONTINUED


    In fiscal 1998, the Company recorded a loss on the discontinuance in fiscal 1998 of approximately $3,400,000, including tax expense associated with writing off deferred tax assets of $1,233,000, reflecting write-downs of inventories, capitalized software costs, and other assets to estimated net realizable value.

    In addition, in March 1998, the Company accrued $365,000 as an estimate of operating losses to be incurred after the decision was made to dispose of the machine vision business up to the date of disposal. In the third and fourth quarters of fiscal 1998, the Company added approximately $250,000 to this provision for operating losses. As of September 30, 1998, the original loss accrual had been utilized. At December 31, 1998, management accrued $30,000 as an estimate of losses to be incurred through the estimated date of sale (second quarter of 1999).



-------------------------------------------------------------------------------

NOTE L--QUARTERLY INFORMATION (UNAUDITED)


    Quarterly information for the last two fiscal years is as follows (all amounts in thousands):

     YEAR ENDED                 DECEMBER 31,       MARCH 31,          JUNE 30,       SEPTEMBER 30,
    SEPTEMBER 30, 1998             1997              1998              1998              1998            TOTAL
-------------------------------------------------------------------------------------------------------------------
    Sales                      $ 12,714          $ 14,823           $ 16,330          $ 18,141          $ 62,008

    Earnings (loss) from
       operations                  (113)             (684)               247              (222)             (772)

    Earnings (loss) from
       continuing
       operations                   (61)             (360)             2,002              (193)            1,388

    Loss from
       discontinued
       operations including
       loss on disposal            (502)           (5,228)              (114)             (138)           (5,982)
                               ----------------------------------------------------------------------------------
    Net earnings (loss)        $   (563)         $ (5,588)          $  1,888          $   (331)         $ (4,594)
                               ----------------------------------------------------------------------------------

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

DECEMBER 31, 1998 AND 1997, AND SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------


NOTE M--QUARTERLY INFORMATION (UNAUDITED)-CONTINUED


       YEAR ENDED                DECEMBER 31,  MARCH 31,     JUNE 30,       SEPTEMBER 30,
   SEPTEMBER 30, 1997              1996          1997         1997             1997          TOTAL
-----------------------------------------------------------------------------------------------------

    Sales                      $  6,759       $ 8,162       $ 9,972         $  9,442         $ 34,355

    Earnings (loss) from
       operations                   344           377           206             (592)             355

    Earnings (loss) from
       continuing
       operations                   431           504           588             (706)             817

    Earnings (loss) from
       discontinued
       operations                   169           104           229           (1,209)            (707)
                               -----------------------------------------------------------------------

    Net earnings (loss)        $    600       $   608       $   817         $ (1,915)        $    110
                               -----------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.

     Item 10 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to June 1,1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     Item 11 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to June 1, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Item 12 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to June 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Item 13 is hereby incorporated by reference to the registrant's Proxy Statement to be filed with the Commission on or prior to June 1, 1999.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

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

   23.0 Consent of Independent Auditors, Grant Thornton LLP, dated April 12, 1999, filed herewith.

     B. Reports on Form 8-K.

     The Company filed a report on Form 8-K dated December 16, 1998, with the Commission during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOCRATES TECHNOLOGIES CORPORATION

April 13, 1999

                                                By: EDWARD RATKOVICH
                                                   -----------------------------
                                                    Edward Ratkovich
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                        DATE
ABBAS FATHI                                       Director, Chief Executive Officer,           April 13, 1999
---------------------------                       and President
Abbas Fathi                                       [Principal Executive Officer]

MARK J. MCKNIGHT                                 Chief Financial Officer, Controller,           April 13, 1999
---------------------------                      Assistant Secretary
Mark J. McKnight                                 [Principal Financial Officer]

EDWARD RATKOVICH                                 Chairman of the Board                          April 13, 1999
---------------------------
Edward Ratkovich

GEORGE COWAN                                     Director, Executive Vice                       April 13, 1999
---------------------------                      President
George Cowan

JAMES MILLER                                      Director                                      April 13, 1999
---------------------------
James Miller

EDWARD P. ROBERTS                                 Director                                      April 13, 1999
---------------------------
Edward P. Roberts

JEAN SISCO                                        Director                                      April 13, 1999
---------------------------
Jean Sisco

CLIVE G. WHITTENBURY, PH.D.                       Director                                      April 13, 1999
---------------------------
Clive G. Whittenbury, Ph.D.


PAUL W. RICHTER                                   Director, General Counsel,                    April 13, 1999
---------------------------                       Secretary
Paul W. Richter