Form 10-Q
period 1999-03-31
SOCRATES TECHNOLOGIES CORP
filed 1999-05-17
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                __________

                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended:         Commission file number:
              March 31, 1999                         0-26614

                               ___________

                    SOCRATES TECHNOLOGIES CORPORATION

        (Exact Name of Registrant as Specified In Its Charter)



               Delaware                             54-1707718
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


   9301 Peppercorn Place, Largo, MD                    20774
(Address of principal executive offices)            (Zip Code)




                               (301) 925-2200
            (Company's telephone number, including area code)
                                 ___________

 	Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes |X|  No | |


 	As of March 31, 1999, 14,739,204 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      SOCRATES TECHNOLOGIES CORPORATION


                                   INDEX




PART I.    FINANCIAL INFORMATION                                Page


Item 1.    Financial Statements.                                  3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.        14



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                     18



SIGNATURES                                                       19

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements
----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Contents
============================================================================


Interim Consolidated Financial Statements

   	Interim Consolidated Balance Sheets                             	4

   	Interim Consolidated Statements of Operations                   	5

   	Interim Consolidated Statements of Cash Flows                   	7

   	Notes to Interim Consolidated Financial Statements              	8

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------

Interim Consolidated Balance Sheets
============================================================================
                       								   	              March 31,   December 31,
	                                                  1999		        1998
----------------------------------------------------------------------------
Assets									                                 (Unaudited)	 	(Audited)

Current Assets
	Cash and cash equivalents                    	$  	437,122  	$ 	2,114,664
	Investments	                                  		1,276,714	   		1,787,399
	Accounts receivable, net of allowance
   for doubtful accounts 	                     		8,927,140	  		10,437,346
	Inventory		                                      	415,635	   		1,072,661
	Tax credits and other receivables	              		478,327	     		216,985
	Prepaid expenses	                               		628,860	     		778,727
	Net assets of discontinued operations
   held for sale	                                		162,338     			162,338
                                               -----------   ------------
Total Current Assets	                         		12,326,136	  		16,570,120

Property and Equipment, net                     			983,294	   		1,018,738

Capitalized Software Costs, net                  			33,750	      		67,500

Goodwill	                                      		3,627,044   			3,944,183

Deferred Tax Asset, net of
   valuation allowance                        			1,200,000	   		1,200,000

Other Assets                                    			103,256	     		104,005
                                              ------------   ------------
                                         				$		18,273,480 	$		22,904,546
                                              ============   ============

Liabilities and Stockholders' Equity

Current Liabilities
	Line of credit and financing arrangements  	$	   	900,191 	$  	4,491,022
	Accounts payable and accrued liabilities    		 	4,894,253	    	4,076,687
	Shareholder loans and interest	              	 	1,175,973	    	1,154,742
                                               -----------   ------------
Total Current Liabilities                     			6,970,417	   		9,722,451

Stockholders' Equity
	Common stock, $.01 par value, 50,000,000
  shares authorized,	17,740,620 shares
  issued and 14,739,204 outstanding,
		respectively	                                  		177,406	     		177,406
	Stock subscription receivable	                 		(150,000)	   		(150,000)
	Additional paid-in capital	                  		49,342,292   		49,342,292
	Treasury stock, at cost, 3,001,416
  shares, respectively	                      		(17,554,241)			(17,554,241)
	Accumulated deficit		                        	(16,352,970)			(14,984,623)
	Accumulated other
  comprehensive income (losses)
	Unrealized loss on investments
   available for sale		                        	(4,023,710)	 		(3,513,025)
	Cumulative translation adjustment 	            		(135,714)		   	(135,714)
                                               ------------  -------------
Total Stockholders' Equity	                   		11,303,063	  		13,182,095
                                               ------------  -------------

                                         				$		18,273,480 	$		22,904,546
                                               ============ =============

<F1>
The accompanying notes are an integral part of these statements.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------

Interim Consolidated Statements of Operations
============================================================================
 Three Months ended March 31,	                     1999		        1998
----------------------------------------------------------------------------
                                						       		(Unaudited)	   (Unaudited)

Sales	                                     			$		7,851,331 	$		14,823,275
Cost of Sales	                                 		6,490,982	  		13,425,976
                                               -----------   ------------
Gross Profit		                                  	1,360,349	   		1,397,299

Expenses
	Selling	                                       			781,894	     		653,317
	Administrative		                               	1,310,144	   		1,200,350
	Depreciation and amortization	                  		212,685     			227,200
	Restructuring Charges	                          		344,115          			-
                                               -----------   ------------
					                                          		2,648,838	   		2,080,867
                                               -----------   ------------

Loss from Continuing Operations              			(1,288,489)   			(683,568)

Investment and Interest Income	                    		5,665	     		339,442
Interest Expense and Financing Charges	          		(85,523)	    		(15,168)
                                               -----------   ------------

Loss from Continuing Operations
	before Income Taxes		                         	(1,368,347)	   		(359,294)

Income Tax Provision
	Current	                                            			-           			-
	Deferred	                                           			- 		          	-
                                               -----------   ------------
			                                                  			-           			-
                                               -----------   ------------
Net Loss from
  Continuing Operations                     	$		(1,368,347)  	$		(359,294)

Discontinued Operations:

 Loss from discontinued operations,
  net of tax effect of $0.00 and $0.00,
  respectively                                          -        (748,495)
 Loss on disposal of discontinued
  operations, net oftax effect of $0.00
  and $1,223,900, respectively                          -      (4,479,822)
                                                -----------  -------------
Net loss from
  discontinued operations                               -      (5,228,317)
                                                -----------  -------------
Net Loss                                      $ (1,368,347)   $(5,587,611)
                                                ===========  =============

Basic loss per share, continuing operations   $      (0.09)  $      (0.02)
Basic loss per share, discontinued
   operations                                           -           (0.33)
                                                -----------   ------------
Basic loss per share                          $      (0.09)  $      (0.35)
                                                ===========   ============

Weighted average shares outstanding, basic      14,739,204     15,924,611

Diluted loss per share, continuing
   operations                                 $      (0.09)  $      (0.02)
Diluted loss per share, discontinued
   operations                                           -           (0.33)
                                                -----------   ------------
Diluted loss per share                        $      (0.09)  $      (0.35)
                                                ============  ============

Weighted average shares outstanding, diluted    14,739,204     15,924,611

<F1>
The accompanying notes are an integral part of these statements.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------

Interim Consolidated Statements of Cash Flows
============================================================================
                                                        	     [RESTATED]
Three Months ended March 31,	                     1999 		        1998
----------------------------------------------------------------------------
								                                	     (Unaudited)		 	(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
	Net income (loss) from continuing
    operations                              	$	(1,368,347)  	$ 2,024,666
 Net income (loss) from discontinued
    operations
                                              ------------   -------------
 Net income (loss)                           $ (1,368,347

Adjustments to reconcile net income to
  net cash	from operating activities:
		Deferred income taxes	                             		-  		    	(157,512)
		Depreciation and amortization	                 		694,676	     		237,536
		Restructuring Charges                       			5,844,170		    	(501,984)
		Realized (gain) loss on investments         		(1,630,119)    			355,980
		(Gain) loss on foreign exchange	                    		-         			(743)
  Non-cash losses from discontinued
    operations
		Changes in operating assets and
   liabilities, net of	acquisitions
   and dispositions:
			(Increase) decrease in accounts receivable			(6,118,897)	    		878,196
			(Increase) in inventory	                     		(146,285)   			(384,807)
			(Increase) in tax credits and income
     taxes receivable	                            	(88,305)         			-
			(Increase) decrease in prepaid expenses	     		(371,085)	    		107,833
			(Increase) in other assets	                   		(46,661)	     		(5,855)
			Increase (decrease) in accounts payable
     and accrued liabilities		                    	766,320	  		(2,053,718)
                                                -----------			------------
Net Cash (Used in) Operating Activities 		     	(5,359,326)   			(499,592)

Cash Flows from Investing Activities
	Investment purchases	                       		(10,383,097)	   		(915,000)
	Proceeds from sales and borrowings
   on margin against investments	                		540,934	   		3,676,023
	Property, plant and equipment purchases	       		(564,767)	   		(260,917)
                                               ------------    ------------
	Net Cash (Used in) Provided by
  Investing Activities	                      		(10,406,930)	  		2,500,106

Cash Flows from Financing Activities
	Net increase (decrease) in line of credit	    		2,714,906    			(274,156)
	Proceeds from shareholder loans	                     		-  	    		201,920
	Payment of shareholder loans	                  		(485,668)         			-
	Purchase of treasury stock		                 	(11,794,217)	   		(572,660)
	Proceeds from issuance of common stock              			-          			150
	Proceeds from conversion of warrants        			24,547,712	      		59,850
                                               ------------   ------------
Net Cash Provided by (Used in)
   Financing Activities                      			14,982,733	    		(584,896)
                                               ------------   ------------
Effect of Exchange Rate Changes on Cash	              		-       			(6,158)
                                               ------------   ------------
Net Increase (Decrease) in Cash		                	(783,523)	  		1,409,460
Cash at Beginning of Period	                   		1,704,724	     		313,890
                                               ------------   ------------
Cash at End of Period                         	$	 	921,201  	$		1,723,350
                                               ============   ============

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
-----------------------------------------------------------------------------
March 31, 1999

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Effective March 31, 1998, the Company discontinued its Canadian machine vision operations as described in Note E. The results of continuing operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 1998.


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations

The accompanying interim consolidated financial statements include the accounts of Socrates Technologies Corporation (a Delaware corporation), and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Socrates Technologies Corporation ("Socrates" or the "Company") is a broad-based information technology solutions company whose business is focused on the assembly, integration and marketing of built to order or proprietary computer systems, and training on the use of computer software programs to individuals, corporations and the government. In addition, the Company also provides customized software development, including turnkey system development and product development, and maintenance services to corporate and government customers. In March 1998, the Company discontinued its machine vision welding and scanner business conducted by its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value.

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

Effective January 1, 1999, the Company changed it fiscal year end from September 30 to a December 31 calendar year end. References to the transition period are the three-month period ended December 31, 1998.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Investments

Investments consist of the Company's investment in common stock of e-Net, Inc. ("e-Net"), a publicly-held Germantown, Maryland based manufacturer of data-telephony equipment, which is accounted for using the cost method.
The market value of the Company's investment in the common stock of e-Net, Inc. at March 31, 1999 and December 31, 1998 was $1,276,714 and $1,787,399,
respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value with unrealized gains and losses reported as an element of stockholders' equity. The unrealized loss from investments available for sale at March 31, 1999 and December 31, 1998 was $4,023,710 and $3,513,025, respectively. The unrealized loss relates principally to a significant decrease in the value of e-Net, Inc. shares during the fall of 1998. The Company recorded no realized gains or losses related to this investment during the three months ended March 31, 1999. The Company's policy is to determine the cost associated with shares sold on a first-in, first-out basis (FIFO).

The Company continues to hold 340,457 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of March 31, 1999 and December 31, 1998, management has established an allowance for doubtful accounts of approximately $409,000.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Capitalized Software Costs

The Company acquired certain computer software in connection with the Technet acquisition which is being amortized over a two year period, the expected remaining economic life of the related products. In prior years, certain software development costs not reimbursed by the Canadian government incurred by the Company's discontinued machine vision business were capitalized. In connection with the discontinuance of the machine vision business in fiscal 1998, all such capitalized costs were written off. Amortization expense related to computer software acquired in the Technet acquisition was $33,750 and $33,750 for the three months ended March 31, 1999 and three-month transition period ended December 31, 1998 respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended March 31, 1999 and 1998, was $123,021 and $153,466, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. As a result of the review of the recoverability of the recorded goodwill at March 31, 1999, management recorded an increase in amortization of goodwill associated with its purchase of Expert, Inc. of approximately $200,000 to entirely write-off the net carrying value of this goodwill as a result of management's decision to restructure these operations. It is reasonably possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Income Taxes

Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

Earnings Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

As of March 31, 1999, approximately 45 percent of accounts receivable or $4.1 million was due from a single customer, of which $2.5 million has been collected by the Company subsequent to March 31, 1999. Otherwise, the Company's customers are not generally concentrated with any one customer or in any specific geographic region. As a matter of policy, the Company reviews a customer's credit history before extending credit and in some instances may require advance deposits.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Stock Options

As permitted by generally accepted accounting standards, the Company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion No.25 (APB 25), whereby if stock options' exercise prices are set at fair market value or above at the measurement date, usually the date of grant, no compensation expense is recognized at that date.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.


NOTE C-RESTRUCTURING OF OPERATIONS

During the quarter ended March 31, 1999, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. The effort is concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort (begun during the prior fiscal year) was a significant downsizing of the Company's operations in New York, acquired in 1997 with the acquisition of Expert, Inc. and the folding of the JMR Distributors business into Socrates Technologies. JMR was involved in the reselling and distribution of computer memory and associated products. During the quarter ended March 31, 1999, the Company recorded charges totaling $344,115 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non-cash write-downs of goodwill and the recording of certain personnel costs associated with restructuring the operations.


NOTE D-SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the three months ended March 31, 1999 and 1998, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE D-SEGMENT INFORMATION-Continued

For the three-month period ended March 31, 1999, the Company had one customer that accounted for approximately 15 percent of the Company's total revenue. For the three months ended March 31, 1998, the Company had two customers that accounted for approximately 14 percent and 11 percent of its total revenue, respectively. The Company had no material export sales during the three months ended March 31, 1999 and 1998.

Financial information relating to the Company's industry segments for continuing operations for the three months ended March 31, 1999 and 1998, is as follows:

		                               Three months ended March 31, 1999
   --------------------------------------------------------------------
	                          	Computer
	                        	System Sales,
                      	  	Integration     Software 	    General
	                       	and Training	   Development   Corporate  	Total
Sales to unaffiliated
	customers              	$		5,920,551   $ 1,930,780   	$     -			  $		7,851,331
Operating profit (loss)	 		(1,238,418)	    	136,452	   		(186,523)			(1,288,489)
Net income (loss)		       	(1,418,614)	   		106,938    			(56,671)			(1,368,347)
Identifiable Assets       	11,169,987  			4,526,365	  		2,276,890 			17,973,242


                             		  Three months ended March 31, 1998
   --------------------------------------------------------------------
                        		Computer
                      		System Sales,
	                       Integration  	   Software 	    General
	                      	And Training   	Development 	 Corporate   	Total
Sales to unaffiliated
	customers	            	$13,840,927    	$ 	982,348 	 $     -  	   	$14,823,275
Operating profit (loss) 			(435,393)     			19,419	  		(267,994)	   		(683,568)
Net income (loss)	       		(517,079)     			16,641	   		141,144	    		(359,294)
Identifiable Assets	   		16,604,279   			3,878,388	 	12,859,744 	 		33,342,411


NOTE E-DISCONTINUED OPERATIONS

In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value. MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. On May 13, 1999 the Company signed a letter of intent to sell the operating assets of the welding inspection and seam tracking business to Oxford, England based Meta Technology Ltd.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 1999

NOTE E-DISCONTINUED OPERATIONS-Continued

Using the anticipated floor value, derived from market offers received by the Company, of the net assets of this business, the Company recorded a write down of the net assets held for sale during the transition period ended December 31, 1998 of approximately $1,080,000. While management is confident of its ability to reach a definitive agreement with Meta Technology Ltd. to sell the operating assets of MVS, no assurances can be given that these efforts will result in a definitive agreement being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

At December 31, 1998, management accrued $30,000 as an estimate of losses to be incurred through the estimated sale date of May 1999.

-----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

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

Overview

  Effective January 1, 1999, the Company changed it fiscal year end from September 30 to a December 31 calendar year end. References to the transition period are the three-month period ended December 31, 1998.

 	The three months ended March 31, 1999 continued to be a period of evolution and change for the Company as it transitions from a hardware reseller into a technology solutions company. Since the Company's initial public offering in 1995, the Company has grown significantly through the acquisition of four separate technology companies involved in computer system sales, integration, training and software development. Until late 1998, each of these organizations had been operated independently of one another.

 	To focus greater attention on its information technology businesses, the Company elected to discontinue its machine vision business in March 1998.
This business was the core business of the Company at its inception and management believed it possessed superior technology in the machine vision industry. However, uncertainty caused by instability in overseas financial markets (principally Asia), and geographically segregated management in Canada resulted in management concluding that the greatest potential for growth in shareholder value would rest with the Company's information technology businesses. On May 13, 1999, the Company signed a letter of intent with Meta Technology Ltd. to sell the laser-welding portion of the business for approximately $175,000 plus a contingent amount based upon a percentage of the businesses revenues in the two years following the sale.
The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal. While management is confident of its ability to reach a definitive agreement with Meta Technology Ltd. to sell the welding portion of the MVS assets, no assurances can be given that these efforts will result in definitive agreements being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

 	The Company's continuing operations, while showing significant growth during 1998, generated operating losses due to significantly higher amortization associated with goodwill arising from acquisitions, downward pressure on margins from hardware sales, and losses from certain operating divisions within the computer systems sales and hardware distribution businesses. These losses led management to reorganize all hardware distribution businesses late in the year under the Socrates name and management.

During the remainder of 1999, the Company plans to continue its focus on its custom software products coupled with its Information Technology and training capabilities in its effort to transform the Company from a hardware reseller into a technology solutions provider for corporate and government clients. While no assurances can be given as to the success of the reorganization, management believes that by better coordinating sales and marketing efforts and leveraging a single centralized administrative support organization, operating profits will improve. At the same time, the Company continues to be vigorously pursuing growth of its software development business via its Technet Computer Services subsidiary.

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

 	The Company reported sales from continuing operations of $7,851,331 for the three-month period ended March 31, 1999, as compared to $14,823,275 for the same period in 1998. The decrease in sales of $6,971,944 or 47% is attributable to lower sales generated by the Company's Computer Systems
Sales, Integration and Training Segment, consistent with the reorganization of this business to focus on higher margin solution sales, and reduced shipments to one major customer by approximately $1,000,000. The decrease was in part offset by an increase in sales generated by the Company's
Software Development business of $948,432 or 97% to $1,930,780 for the quarter ended March 31, 1999.

 	The Company's gross margin from continuing operations increased to 17% for the three months ended March 31, 1999, as compared to 9% for the three-month period ended March 31, 1998. The increase in margins as a percentage of sales was due principally to an improved product mix resulting from the Company's continued focus on higher gross profit margin areas.

 	For the three months ended March 31, 1999, selling expenses related to continuing operations increased by $128,577 (20%). The increase in selling expenses, over those of the prior year, are primarily a result of the Company incurring additional personnel costs associated with the expansion of the Company's software development business, offset by a decrease in selling expenses associated with the downsized, restructured operations in the Company's Computer Systems Sales, Integration and Training Segment. Administrative expenses increased $109,794 (9%) to $1,310,144 for the three months ended March 31, 1999.

 	Investment income and expense decreased in the quarter ended March 31, 1999 compared to the comparable 1998 quarter by $404,132 as a result of lower investment balances.

  From time to time, the Company engages in discussions with third parties regarding possible strategic transactions, including mergers and acquisitions. As of the date hereof, the Company has not entered into any definitive agreements with any such third parties.

  In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value. MVS designs, develops, manufactures and markets state-of-the-art, proprietary vision-based robotic and sensor products and systems for productivity improvement and quality control applications in the manufacturing workplace. On May 13, 1999 the Company signed a letter of intent to sell the operating assets of the welding and seam tracking business to Meta Technology Ltd.

  Using anticipated floor values, derived from market offers received by the Company, of the net assets of this business, the Company recorded a write down of the net assets held for sale during the transition period ended December 31, 1998 of approximately $1,080,000. While management is confident of its ability to reach a definitive agreement with Meta Technology Ltd. to sell the operating assets of MVS, no assurances can be given that these efforts will result in a definitive agreement being reached or that the Company will obtain consideration in any such sale sufficient to recoup any portion of its remaining investment.

At December 31, 1998, management accrued $30,000 as an estimate of losses to be incurred through the estimated sale date of May 1999.

Capital Resources, Liquidity and Backlog

 	As of March 31, 1999, the Company had working capital of $5,355,719, including cash and cash equivalents and investments of $1,713,836. Cash on hand and cash generated during the quarter was used principally to reduce borrowings.

 	The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. Amounts due to the finance company under the agreement at March 31, 1999 and 1998, amounted to $542,794, and $4,087,784, respectively. The agreement is subject to annual renewal and is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants.

 	On October 21, 1998, the Company entered into an accounts receivable credit facility with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement is $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain financial and reporting covenants, including providing the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements is $10,000,000. The amount due to the finance company under the agreement at March 31, 1999 amounted to $890,298.

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

  At March 31, 1999, the Company continued to hold 340,457 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

 	The Company has no significant long-term debt outstanding as of March 31, 1999.

 	As of March 31, 1999, the Company had borrowed, under two separate loan agreements, monies from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and 8%, respectively, and are due on demand.
Total loans and accrued interest outstanding at March 31, 1999, total
$1,175,973.

 	At March 31, 1999, the Company's backlog was approximately $1 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

Year 2000

 	Many computerized systems and microprocessors that are embedded in a variety of products either sold or used by the Company have the potential for operational problems if the lack the ability to handle the transition to the Year 2000. The problem generally occurs in systems where functions, which are date sensitive recognize the last two digits in a date field in the year 2000 as being the year 1900, causing the product or system to potentially malfunction.

 	After completing an assessment of the Company's information systems 1998 for possible issues which could arise as a result of those systems not being year 2000 compliant, the Company commenced the procurement and installation of a new company wide business and management information system which is year 2000 compliant. As of March 1999, the installation of the system is substantially complete with one subsidiary remaining to be upgraded to the new system. The upgrade of this subsidiary is expected to be completed by the end of the second quarter of 1999. Following this installation, the Company plans to conduct of system test to ensure the vendor's claims of year 2000 compliance are accurate. Based upon the implementation progress made to date, the Company does not believe a contingency plan is necessary. However, should the testing of the new system cause concerns, a contingency plan will be developed.

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

       		Form 8-K/A, filed February 19, 1998.

                                SIGNATURES


 	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  								  SOCRATES TECHNOLOGIES
									                                        CORPORATION

May 14, 1999

                                  								By: 	  MARK J. MCKNIGHT
                                               --------------------
                                                 Mark J. McKnight
							    	                                 Chief Financial Officer