Form 10-Q
period 1999-06-30
SOCRATES TECHNOLOGIES CORP
filed 1999-08-16
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   __________

                                   FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended:           Commission file number:
             JUNE 30, 1999                             0-26614


                                  ___________

                        SOCRATES TECHNOLOGIES CORPORATION

             (Exact Name of Registrant as Specified In Its Charter)



            Delaware                                   54-1707718
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  9301 Peppercorn Place, Largo, MD                        20774
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

 	As of June 30, 1999, 14,739,204 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------
Item 1:  Financial Statements
-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Contents
=============================================================================


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

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------

Interim Consolidated Balance Sheets
============================================================================
                  								   	                  June 30,      December 31,
	                                                 1999		          1998
----------------------------------------------------------------------------
Assets			                          		    				 (Unaudited)     		(Audited)
Current Assets
	Cash and cash equivalents                   	$  	783,823      	$ 	2,114,664
	Investments                               		 	 1,617,171		       	1,787,399
	Accounts receivable, net of allowance
   for doubtful accounts 	                    		5,183,838      			10,437,346
	Inventory		                                     	159,139	       		1,072,661
	Tax credits and other receivables	             		427,842	         		216,985
	Prepaid expenses	                              		299,572	         		778,727
	Net assets of discontinued operations
   held for sale		                               	170,126	         		162,338
                                              -----------       ------------
Total Current Assets	                         		8,641,511	      		16,570,120

Property and Equipment, net                    			862,446	       		1,018,738

Capitalized Software Costs, net                     			-           			67,500

Goodwill                                     			3,509,904	       		3,944,183

Deferred Tax Asset, net of
   valuation allowance	                       		1,200,000       			1,200,000

Other Assets	                                    		84,170		         	104,005
                                              -----------        -----------
	                                         		 	$14,298,031       	$22,904,546
                                              ===========        ===========

Liabilities and Stockholders' Equity

Current Liabilities
	Line of credit and financing arrangements   	$ 	 622,259       	$	4,491,022
	Accounts payable and accrued liabilities 	   		3,986,834		       	4,076,687
	Shareholder loans and interest	              		1,197,204       			1,154,742
                                              -----------        -----------
Total Current Liabilities	                    		5,806,297	       		9,722,451

Stockholders' Equity
	Common stock, $.01 par value, 50,000,000
  shares authorized, 17,740,620 shares
  issued and 14,739,204 outstanding,
		respectively	                                 		177,406	         		177,406
	Stock subscription receivable	                		(150,000)	       		(150,000)
	Additional paid-in capital		                 	49,342,292      			49,342,292
	Treasury stock, at cost, 3,001,416
  shares, respectively                     			(17,554,241)	    		(17,554,241)
	Accumulated deficit		                       	(19,434,223)	    		(14,984,623)
	Accumulated other comprehensive
  income (losses)
	Unrealized loss on investments
  available for sale                        			(3,683,253)	     		(3,513,025)
	Cumulative translation adjustment            			(206,247)	       		(135,714)
                                              -----------        -----------
Total Stockholders' Equity	                   		8,491,734	      		13,182,095
                                              -----------        -----------
		                                          		$14,298,031       	$22,904,546
                                              ===========        ===========

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Operations
-----------------------------------------------------------------------------
Three Months ended June 30,	                       1999		        1998
-----------------------------------------------------------------------------
                                      									(Unaudited)	   (Unaudited)
Sales			                                       	$	5,949,552   	$16,330,346
Cost of Sales		                                  	4,949,044	  		13,967,920
                                                -----------    -----------
Gross Profit	                                   		1,000,508	   		2,362,426

Expenses
	Selling		                                        		960,587	     		613,120
	Administrative	                                		1,655,146	   		1,255,723
	Depreciation and amortization	                   		227,862	     		246,814
	Restructuring Charges		                         	1,203,943          			-
                                                -----------     ----------
						                                           	4,047,538	   		2,115,657
                                                -----------     ----------
Earnings (Loss) from Continuing
  Operations	                                  		(3,047,030)	    		246,769

Investment and Interest Income                     			9,557	   		1,806,029
Interest Expense and Financing Charges           			(43,780)	    		(50,470)
                                                -----------     ----------
Earnings (Loss) from Continuing
  Operations	before Income Taxes	              		(3,081,253)	  		2,002,328

Income Tax Provision
	Current	                                             			- 	          		-
	Deferred		                                            		- 	          		-
                                                -----------     ----------
					                                                  		- 	          		-
                                                -----------     ----------
Net Earnings (Loss) from
  Continuing Operations                       	 $(3,081,253)  	$	2,002,328

Discontinued Operations:

Loss from discontinued operations, net
  of tax effect                                          -              -
Loss on disposal of discontinued
  operations, net of tax effect                          -        (114,296)
                                                 -----------   -----------
Net loss from discontinued operations                    -        (114,296)
                                                 -----------   -----------
Net Earnings  (Loss)                            $(3,081,253)   $ 1,888,032

Basic earnings (loss) per share,
   continuing operations                        $     (0.21)   $      0.13
Basic earnings (loss) per share,
   discontinued operations                               -           (0.01)
                                                ------------   -----------
Basic earnings (loss) per share                 $     (0.21)   $      0.12
                                                ============   ===========

Weighted average shares outstanding, basic       14,739,204     15,774,944

Diluted earnings (loss) per share,
   continuing operations                        $     (0.21)   $      0.12
Diluted earnings (loss) per share,
   discontinued operations                               -              -
                                                ------------   ------------
Diluted earnings (loss) per share               $     (0.21)   $      0.12
                                                ============   ============

Weighted average shares outstanding, diluted     14,739,204     16,125,150

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Operations
-----------------------------------------------------------------------------
Six Months ended June 30,                  	       1999 		         1998
-----------------------------------------------------------------------------
                               						         		(Unaudited) 	   (Unaudited)
Sales		                                        		$13,800,883    	$31,153,621
Cost of Sales		                                  	11,440,026	   		27,393,896
                                                 -----------     -----------
Gross Profit	                                    		2,360,857	    		3,759,725

Expenses
	Selling		                                       		1,742,481	    		1,266,437
	Administrative	                                 		2,965,290    			2,456,073
	Depreciation and amortization	                    		440,547      			474,014
	Restructuring Charges		                          	1,548,058	             -
                                                 -----------     -----------
				                                            			6,696,376	    		4,196,524
                                                 -----------     -----------
Loss from Continuing Operations                			(4,335,519)	    		(436,799)

Investment  and Interest Income	                    		15,222	    		2,145,471
Interest Expense and Financing Charges           			(129,303)	     		(65,638)
                                                 -----------      -----------
Earnings (Loss) from Continuing Operations
 	before Income Taxes	                          		(4,449,600)	   		1,643,034

Income Tax Provision
	Current	                                                	-            			-
	Deferred			                                             	- 	           		-
                                                  -----------     ----------
				                                                   			-            			-
                                                  -----------     ----------
Net Earnings (Loss) from
   Continuing Operations                        	$	(4,449,600)	  $	1,643,034

Discontinued Operations:

Loss from discontinued operations, net
  of tax effect                                            -        (748,495)
Loss on disposal of discontinued operations,
 net of tax effect                                         -      (4,594,118)
                                                 ------------    ------------
Net loss from discontinued operations                      -      (5,342,613)
                                                 ------------    ------------
Net Loss                                         $ (4,449,600)  $ (3,699,579)
                                                 ============    ============
Basic earnings per share,
  continuing operations                          $      (0.30)  $       0.11
Basic earnings (loss) per share,
  discontinued operations                                  -           (0.34)
                                                 -------------  -------------
Basic loss per share                             $      (0.30)  $      (0.23)
                                                 =============  =============

Weighted average shares outstanding, basic         14,739,204     15,845,957

Diluted earnings (loss) per share,
  continuing operations                          $      (0.30)  $       0.10
Diluted earnings (loss) per share,
  discontinued operations                                  -           (0.33)
                                                 -------------  ------------
Diluted loss per share                           $      (0.30)  $      (0.23)
                                                 =============  ============

Weighted average shares outstanding, diluted       14,739,204     16,164,380

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
Six Months ended June 30,	                          1999 		       1998
-----------------------------------------------------------------------------
				                              				         	 (Unaudited)  	(Unaudited)
Increase (Decrease) in Cash and
 Cash Equivalents
Cash Flows from Operating Activities
	Net (loss)                                  		  	$ (4,449,600) $ (3,699,579)

	Adjustments to reconcile net income to
  net cash	from operating activities:
		Depreciation and amortization		                     	440,547	    		474,014
		Loss on discontinued operations	                        		-  	  	5,844,170
		Unrealized (gain) loss on investments	             		170,228	 		(1,630,119)
		Changes in operating assets and
   liabilities, net of	acquisitions and
   dispositions:
			Decrease (increase) in accounts receivable	     		5,253,508	 		(4,227,797)
			Decrease in inventory	                            		913,522	  		1,267,017
			(Increase) in tax credits and income
    taxes receivable	                              		 (210,857)	   		(28,198)
			Decrease (increase) in prepaid expenses	          		479,155	   		(368,460)
			Decrease in other assets                          			19,835	     		35,967
  	(Decrease) in accounts payable and
    accrued liabilities		                             	(89,853)   		(119,896)
                                                    ----------   -----------
Net Cash Provided by (Used in)
  Operating Activities	                            		2,526,485	 		(2,452,881)
                                                    ----------   -----------

Cash Flows from Investing Activities
	Borrowings on margin against investments	                		-  	 		5,803,212
	Property, plant and equipment purchases		             	(4,997)  			(252,201)
                                                    ----------    ----------
Net Cash (Used in) Provided by
  Investing Activities 	                              		(4,997)  		5,551,011
                                                    ----------    ----------

Cash Flows from Financing Activities
	Net increase (decrease) in line of credit         	(3,868,763) 			1,182,658
	Payment of shareholder loans                           			 -    			(384,489)
	Purchase of treasury stock                              			-  			(4,741,373)
                                                    ----------    ----------
Net Cash (Used in) Financing Activities		          	(3,868,763)			(3,943,204)
                                                    ----------    ----------

Effect of Exchange Rate Changes on Cash	               	16,434         			-
                                                    ----------    ----------

Net (Decrease) in Cash	                           		(1,330,841)	  		(845,074)

Cash at Beginning of Period		                       	2,114,664	  		1,766,275
                                                    ----------    -----------
Cash at End of Period                              	$		783,823	   $		921,201
                                                    ==========    ===========

<F1>
The accompanying notes are an integral part of these statements.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
----------------------------------------------------------------------------
June 30, 1999

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Effective March 31, 1998, the Company discontinued its Canadian machine vision operations as described in Note E. The results of continuing operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 1998.


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

Socrates Technologies Corporation ("Socrates" or the "Company") is a broad-based information technology solutions company whose business is focused on systems engineering and integration, software engineering and customized software development, including turnkey system development and product development, and maintenance services, and customized Information Technology training to corporate and government customers. In March 1998, the Company discontinued its machine vision welding and scanner business conducted by its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation. to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value.

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

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
June 30, 1999

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Revenue Recognition

Sales are recognized upon shipment of a finished product when title to the product transfers to the customer. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. Amounts received from customers prior to shipment are recorded as deposit] liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

Investments

Investments consist of the Company's investment in common stock of e-Net, Inc. ("e-Net"), a publicly-held Germantown, Maryland based manufacturer of data-telephony equipment, which is accounted for using the cost method. The market value of the Company's investment in the common stock of e-Net, Inc. at June 30, 1999 and December 31, 1998 was $1,617,171 and $1,787,399,
respectively. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified these investments as available for sale, and recorded the investments at market value with unrealized gains and losses reported as an element of stockholders' equity. The unrealized loss from investments available for sale at June 30, 1999 and December 31, 1998 was $3,683,253 and $3,513,025, respectively. The unrealized loss relates principally to a significant decrease in the value of e-Net, Inc. shares during the fall of 1998. The Company recorded no realized gains or losses related to this investment during the three months ended June 30, 1999. During the three months ended June 30, 1998, the Company recognized gains from the sale of e-Net stock of approximately $1,594,000. The Company's policy is to determine the cost associated with shares sold on a first-in, first-out basis (FIFO).

The Company continues to hold 340,457 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of June 30, 1999 and December 31, 1998, management has established an allowance for doubtful accounts of approximately $1,130,000 and $409,000, respectively.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
June 30, 1999


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

Capitalized Software Costs

The Company acquired certain computer software in connection with the Technet acquisition which is being amortized over a two year period, the expected remaining economic life of the related products. Amortization expense related to computer software acquired in the Technet acquisition was $33,750 and $33,750 for the three months ended June 30, 1999 and June 30, 1998 respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended June 30, 1999 and 1998, was $117,139 and $153,466, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. It is reasonably possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

Income Taxes

Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
June 30, 1999


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
June 30, 1999


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.


NOTE C-RESTRUCTURING OF OPERATIONS

During the three months ended June 30, 1999, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. The effort is concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort (begun during the prior fiscal year) was the closing of the Company's operations in New York, acquired in 1997 with the acquisition of Expert, Inc. During the quarter ended June 30, 1999, the Company recorded charges totaling $1,203,943 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non-cash write-downs of inventory, receivables and certain prepaid expenses and the recording of certain personnel costs associated with restructuring the operations.


NOTE D-SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the six months ended June 30, 1999 and 1998, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the three-month period ended June 30, 1999, the Company had two customers that accounted for approximately 17 percent and 13 percent of the Company's total revenue, respectively. For the three months ended
June 30, 1998, the Company had one customer that accounted for approximately 28 percent of its total revenue. The Company had no material export sales during the three months ended June 30, 1999 and 1998.

Financial information relating to the Company's industry segments for continuing operations for the three months ended June 30, 1999 and 1998, is as follows:

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
June 30, 1999


NOTE D-SEGMENT INFORMATION-Continued

                                   		  Three months ended June 30, 1999
----------------------------------------------------------------------------
                        		Computer
                     		System Sales,
	                      	Integration 	   Software	     General
	                      	and Training 	Development 	 Corporate  	Total

Sales to unaffiliated
 	customers            	$	3,986,950  	$ 1,962,602  	$	   	-    	$ 5,949,552
Operating profit (loss)		(2,725,411)  	 		200,184   		(522,103) 	(3,047,030)
Net income (loss)	     		(2,853,189)	   		166,992	  		(395,056)		(3,081,253)
Identifiable Assets	    		6,431,501		  	4,976,815	 		2,581,690 		13,990,006



                                   		  Three months ended June 30, 1998
----------------------------------------------------------------------------
	                        	Computer
	                      	System Sales,
	                    	  Integration     Software     General
                      		And Training 	 Development	 Corporate	  Total
Sales to unaffiliated
	customers            		$	15,146,219  		$	1,184,127		$    	-	   	$	16,330,346
Operating profit (loss)   			345,892	     		145,286	 		(244,409)	   		246,769
Net income (loss)         			249,806	     		133,337	 	1,619,185   		2,002,328
Identifiable Assets	    		16,949,377	   		4,041,360		13,952,494 			34,943,231


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

Using the lower of two offers as an indication of the floor value of the net assets of this business, the Company previously recorded a write down of the net assets held for sale. On August 11, 1999, the Company announced that it had finalized the sale of the assets of the welding division of MVS to Meta
Technology Ltd. for approximately $175,000 plus a contingent amount based on certain performance criteria.

The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal.



----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
----------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

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

The three months ended June 30, 1999 continued to be a period change and restructuring for the Company as it transitions from a hardware reseller into a technology solutions company, aimed at concentrating on higher margin product and service sales. The effort is further concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort
(begun during the prior fiscal year) was the closing of the Company's operations in New York, acquired in 1997 with the acquisition of Expert, Inc.
During the quarter ended June 30, 1999, the Company recorded charges totaling
$1,203,943 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non-cash write-downs of inventory, receivables and certain prepaid expenses and the recording of certain personnel costs associated with restructuring the operations.

 	During the remainder of 1999, the Company plans to continue its focus on its custom software products coupled with its Information Technology and training capabilities in its effort to transform the Company from a hardware reseller into a technology solutions provider for corporate and government clients. The Company anticipates that it will continue to show losses from operations during this transition period. While no assurances can be given as to the success of the reorganization, management believes that by better coordinating sales and marketing efforts and leveraging a single centralized administrative support organization, operating profits will improve. At the same time, the Company continues to be vigorously pursuing growth of its software development business via its Technet Computer Services subsidiary.



----------------------------------------------------------------------------
Results of Operations
----------------------------------------------------------------------------
Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998
----------------------------------------------------------------------------

 	The Company reported sales from continuing operations of $5,949,552 for the three-month period ended June 30, 1999, as compared to $16,330,346 for the same period in 1998. The decrease in sales of $10,380,794 or 64% is attributable to lower sales generated by the Company's Computer Systems
Sales, Integration and Training Segment consistent with the reorganization of this business to focus on higher margin solution sales and the loss of sales from a non-recurring significant contract which occurred in the June 30, 1998 quarter. The decrease was in part offset by an increase in sales generated by the Company's Software Development business of $778,475 or 66% to $1,962,602 for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998.

 	The Company's gross margin from continuing operations remained at 17% for the three months ended June 30, 1999, as compared to 14% for the three-month period ended June 30, 1998. The increase in margins as a percentage of sales was due principally to an improved product mix resulting from the Company's continued focus on higher gross profit margin areas.

 	For the three months ended June 30, 1999, selling expenses related to continuing operations increased by $347,467 (57%). The increase in selling expenses, over those of the prior year, are primarily a result of the Company incurring additional personnel costs associated with the expansion of the Company's software development business, offset by a decrease in selling expenses associated with the downsized, restructured operations in the Company's Computer Systems Sales, Integration and Training Segment.
Administrative expenses increased $399,423 (32%) to $1,655,146 for the three months ended June 30, 1999, primarily attributable to increased reserves recorded by the Company during this period.

 	Investment income and expense decreased in the quarter ended June 30, 1999 compared to the comparable 1998 quarter by $1,789,782 as a result of lower investment balances and a non-recurring gain on sale of investments of approximately $1,594,000 during the three months ended June 30, 1998.

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

Using the lower of two offers as an indication of the floor value of the net assets of this business, the Company previously recorded a write down of the net assets held for sale. On August 11, 1999, the Company announced that it had finalized the sale of the assets of the welding division of MVS to Meta
Technology Ltd. for approximately $175,000 plus a contingent amount based on certain performance criteria.

The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal.



----------------------------------------------------------------------------
Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
----------------------------------------------------------------------------

 	The Company reported sales from continuing operations of $13,800,883 for the six-month period ended June 30, 1999, as compared to $31,153,621 for the same period in 1998. The decrease in sales of $17,352,738 or 56% is attributable to lower sales generated by the Company's Computer Systems
Sales, Integration and Training Segment consistent with the reorganization of this business to focus on higher margin solution sales and the loss of sales from a non-recurring significant contract which occurred in the June 30, 1998 quarter. The decrease was in part offset by an increase in sales generated by the Company's Software Development business of $1,726,907 or 80% to $3,893.382 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

 	The Company's gross margin from continuing operations remained at 17% for the six months ended June 30, 1999, as compared to 12% for the six-month period ended June 30, 1998. The increase in margins as a percentage of sales was due principally to an improved product mix resulting from the Company's continued focus on higher gross profit margin areas.

 	For the six months ended June 30, 1999, selling expenses related to continuing operations increased by $476,044 (38%). The increase in selling expenses, over those of the prior year, are primarily a result of the Company incurring additional personnel costs associated with the expansion of the Company's software development business, offset by a decrease in selling expenses associated with the downsized, restructured operations in the Company's Computer Systems Sales, Integration and Training Segment.
Administrative expenses increased $509,217 (21%) to $2,965,290 for the six months ended June 30, 1999, primarily attributable to increased reserves recorded by the Company during this period.

 	Investment income and expense decreased in the six-month period ended
June 30, 1999 compared to the comparable 1998 period by $2,193,914 as a result of lower investment balances and a non-recurring gain on sale of investments of approximately $1,594,000 during the six months ended
June 30, 1998.

----------------------------------------------------------------------------
Capital Resources, Liquidity and Backlog
----------------------------------------------------------------------------

 	As of June 30, 1999, the Company had working capital of $2,835,214, including cash and cash equivalents and investments of $2,400,994.

 	The Company maintains a wholesale financing agreement with a finance company for inventory financing for one of its subsidiaries. The agreement provides the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors. Amounts due to the finance company under the agreement at June 30, 1999 and 1998, amounted to $844,604, and $2,928,381, respectively.
The agreement is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants.

 	On October 21, 1998, the Company entered into an accounts receivable credit facility (business finance agreement) with the same financing company to provide funding for the short-term financing needs of the Company. The maximum amount available under this agreement was $6,000,000. The Company has pledged all of its inventory, receivables, equipment, fixtures and all its intangible assets to secure the facility. Interest is payable monthly at the prime rate as published by the Chase Manhattan Bank. The facility contains certain financial and reporting covenants, including providing the financing company with weekly borrowing base certificates in order to access the unused portion of the credit facility. The Company renegotiated its existing wholesale financing agreement in connection with the establishment of this credit facility. The maximum amount available under the combined agreements was $10,000,000. The amount due to the finance company under the agreement at June 30, 1999 amounted to $614,164.

 	At June 30, 1999, the Company was not in compliance with certain covenants, including the Tangible Net Worth and Subordinated Debt covenants, contained in the wholesale and business finance agreements.  The Company is working with the finance company to resolve the non-compliance status.  Additionally, the Company is currently soliciting credit facilities from another finance company and bank to ensure that the Company maintains its ability to satisfy its working capital needs.

 	Management believes that, based on current working capital and liquidity position of the Company, it will be important to secure additional financing to meet the Company's working capital requirements based upon its current and expected future levels of operations. Moreover, significant internal growth or additional acquisitions could create a need for additional working capital. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets, as well as restrictions under its existing credit facilities.

 	At June 30, 1999, the Company continues to hold 340,457 shares of e-Net stock. Like other technology stocks, the value of e-Net common stock is highly volatile. Therefore, the Company can make no assurances that the unrealized losses suffered can be recovered.

 	The Company has no significant long-term debt outstanding as of June 30, 1999.

 	As of June 30, 1999, the Company had borrowed, under two separate loan agreements, monies from a principal stockholder/officer (Edward Ratkovich) to enable the Company to meet its on-going cash flow requirements. These loans bear interest at 9% and 8%, respectively, and are due on demand.
Total loans and accrued interest outstanding at June 30, 1999, total
$1,197,204.

 	At June 30, 1999, the Company's backlog was approximately $1 million.  The
Company does not believe that its backlog at any specific time is necessarily indicative of its future business.

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

 	A portion of the Company's discontinued operations through its Canadian subsidiary is transacted in Canadian dollars. The Company, however, reports its financial position, results of operations and cash flows in U.S. dollars.
As a result, the Company believes that its exposure to foreign currency fluctuations or deterioration is limited.



Seasonality

 	Based on its experience to date, the Company believes that its future operating results may be subject to quarterly variations based on a variety of factors. Such effects may not be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded under any circumstances.

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

 	After completing an assessment of the Company's information systems 1998 for possible issues which could arise as a result of those systems not being year 2000 compliant, the Company commenced the procurement and installation of a new company wide business and management information system which is year 2000 compliant. As of June 1999, the installation of the system is substantially complete with one subsidiary remaining to be upgraded to the new system. The upgrade of this subsidiary is expected to be completed by the end of the third quarter of 1999. Following this installation, the Company plans to conduct a system test to ensure the vendor's claims of year
2000 compliance are accurate. Based upon the implementation progress made to date, the Company does not believe a contingency plan is necessary.
However, should the testing of the new system cause concerns, a contingency plan will be developed.

 	Expenditures to date and future anticipated expenditures to procure, install, and test the new system have not been significant.

 	Substantially all products sold by the Company are manufactured or assembled by third party vendors who warrant their products against defect, including defects associated with the year 2000 issue.




----------------------------------------------------------------------------
PART II.  OTHER INFORMATION
----------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

   	a.  	Exhibits.

       		Exhibit 27, Article 5 - Financial Data Schedule


   	b.  	Reports on Form 8-K.

       		No Reports on Form 8-K were filed during the quarter ended
         June 30, 1999.





                                SIGNATURES


 	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      								  SOCRATES TECHNOLOGIES
									                                            CORPORATION

August 13, 1999                        								By: 	MARK J. MCKNIGHT
                                                   -------------------
                                                    Mark J. McKnight
								                                      	   VP, Corp. Controller


