Form 10-Q
period 1999-09-30
SOCRATES TECHNOLOGIES CORP
filed 1999-11-15
CIK 937603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   __________

                                   FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended:           Commission file number:
             SEPTEMBER 30, 1999                             0-26614


                                  ___________

                        SOCRATES TECHNOLOGIES CORPORATION

             (Exact Name of Registrant as Specified In Its Charter)



            Delaware                                   54-1707718
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

8133 Leesburg Pike, Suite 760, Vienna, VA                 22182
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

         As of September 30, 1999, 16,739,204 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                     SOCRATES TECHNOLOGIES CORPORATION


                                   INDEX




PART I.    FINANCIAL INFORMATION                                 Page

Item 1.    Financial Statements.                                    3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.          15



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                       20


SIGNATURES                                                         21

PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------
Item 1:  Financial Statements
-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Contents
=============================================================================


Interim Consolidated Financial Statements

        Interim Consolidated Balance Sheets                             4

        Interim Consolidated Statements of Operations                   5

        Interim Consolidated Statements of Cash Flows                   7

        Notes to Interim Consolidated Financial Statements              9

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------

Interim Consolidated Balance Sheets
============================================================================
                                            September 30,      December 31,
                                                  1999              1998
----------------------------------------------------------------------------
Assets                                      (Unaudited)        (Audited)
Current Assets
Cash and cash equivalents                    $1,109,261        $ 2,114,664
Investments                                                      1,787,399
Accounts receivable, net of allowance
  for doubtful accounts                       3,915,954         10,437,346
Inventory                                       188,245          1,072,661
Tax credits and other receivables               341,394            216,985
Prepaid expenses                                241,901            778,727
Net assets of discontinued operations
  held for sale                                    -               162,338
                                            -----------       ------------
Total Current Assets                          5,796,755         16,570,120

Property and Equipment, net                     646,609          1,018,738

Capitalized Software Costs, net                    -                67,500

Goodwill                                      5,962,765          3,944,183

Deferred Tax Asset, net of
   valuation allowance                        1,200,000          1,200,000

Other Assets                                     71,768            104,005
                                            -----------        -----------
                                            $13,677,897        $22,904,546
                                            ===========        ===========

Liabilities and Stockholders' Equity

Current Liabilities
Line of credit and financing arrangements   $    52,580        $ 4,491,022
Accounts payable and accrued liabilities      4,066,907          4,076,687
Shareholder loans and interest                1,518,435          1,154,742
                                            -----------        -----------
Total Current Liabilities                     5,637,922          9,722,451

Stockholders' Equity
Common stock, $.01 par value, 50,000,000
  shares authorized, 19,740,620 shares
  issued and 16,739,204 outstanding,
  respectively                                  177,406            177,406
Stock subscription receivable                  (150,000)          (150,000)
Additional paid-in capital                   50,597,292         49,342,292
Treasury stock, at cost, 3,001,416
  shares                                    (17,554,241)       (17,554,241)
Accumulated deficit                         (24,844,235)       (14,984,623)
Accumulated other comprehensive (losses)       (206,247)        (3,648,739)
                                            -----------        -----------
Total Stockholders' Equity                    8,039,975         13,182,095
                                            -----------        -----------
                                            $13,677,897        $22,904,546
                                            ===========        ===========

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Operations
-----------------------------------------------------------------------------
Three Months ended September 30,                 1999              1998
-----------------------------------------------------------------------------
                                             (Unaudited)     (Unaudited)
Sales                                         $3,954,036    $18,140,823
Cost of Sales                                  3,675,372     14,902,901
                                              ----------     ----------
Gross Profit                                     328,664      3,237,922

Expenses
  Selling, General & Administrative            1,724,954      3,190,932
  Depreciation and amortization                  206,171        269,209
  Restructuring Charges                          528,224           -

                                              ----------     ----------
                                               2,459,349      3,460,141
                                              ----------     ----------
Loss from Continuing Operations               (2,130,685)      (222,219)

Loss on Sale of Investment                    (3,952,501)          -
Financial Expenses                               (37,477)      (156,767)
Other Income (Loss)                              710,652        (89,511)
                                              ----------     ----------
Loss from Operations
        before Income Taxes                   (5,410,011)      (468,497)

Income Tax Provision                                -          (375,373)

Loss from Continuing Operations              $(5,410,011)   $  (193,124)

Discontinued Operations:
Loss from discontinued operations, net of
 tax effect                                         -          (375,373)
Loss on disposal of discontinued operations,
 net of tax effect                                  -          (137,518)
                                              ----------     ----------
Net loss from discontinued operations               -          (137,518)
                                              ----------     ----------
Net Loss                                     $(5,410,011)   $  (330,642)
                                              ==========     ==========
Basic and diluted loss per share,
  continuing operations                            (0.34)         (0.01)
Basic and diluted loss per share,
   discontinued operations                          -             (0.01)
                                            ------------    -----------
Basic earnings (loss) per share             $     (0.34)   $      (0.02)
                                            ============    ===========

Weighted average shares outstanding,
  basic and diluted                          15,739,204      14,739,204

                                            ============   ============


<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Operations
-----------------------------------------------------------------------------
Nine Months ended September 30,                1999              1998
-----------------------------------------------------------------------------
                                             (Unaudited)    (Unaudited)
Sales                                       $17,754,919    $48,330,716
Cost of Sales                                15,065,399     41,490,578
                                             ----------     ----------
Gross Profit                                  2,689,520      6,840,138

Expenses
  Selling, general and administrative         6,432,726      6,610,607
  Depreciation and amortization                 646,718        632,212
  Restructuring Charges                       2,076,282           -
                                            -----------     ----------
                                              9,155,726      7,242,929
                                            -----------     ----------
Loss from Operations                         (6,466,206)      (402,781)

Investment Income (Loss)                     (3,952,501)     2,053,984
Financial Expenses                             (166,780)      (197,710)
Other Income                                    725,875           -
                                            -----------     ----------
Earnings (Loss) from Continuing
  Operations before Income Taxes             (9,859,612)     1,676,094

Income Tax Provision                               -          (275,373)
                                            -----------     ----------
Earnings (Loss) from
  Continuing Operations                    $ (9,859,612)   $ 1,951,467

Discontinued Operations:
Loss from discontinued operations, net
  of tax effect                                    -        (1,250,052)
Loss on disposal of discontinued
  operations, net of tax effect                    -        (4,731,636)
                                             -----------   -----------
Net loss from discontinued operations              -        (5,981,688)
                                             -----------   -----------
Net Loss                                    $ (9,859,612)  $(4,030,221)
                                              ==========    ==========

Basic and diluted earnings (loss) per share,
   continuing operations                     $     (0.65)   $     0.13
Basic and diluted loss per share,
   discontinued operations                           -           (0.40)
                                             -----------    ----------
Basic and diluted loss per share             $     (0.65)   $    (0.27)
                                             ===========    ==========

Weighted average shares outstanding,
   basic and diluted                          15,072,537    15,143,170

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Interim Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
Nine Months ended September 30,                    1999           1998
-----------------------------------------------------------------------------
                                                (Unaudited)    (Unaudited)
Increase (Decrease) in Cash and
 Cash Equivalents
Cash Flows from Operating Activities
  Net loss                                     $(9,859,612)   $(4,030,221)
  Adjustments to reconcile net income
   to net cash from operating activities:
   Deferred Income Taxes                              -           371,315
   Depreciation and amortization                   646,718        632,312
   Realized (gain) loss on investments           3,952,501     (1,630,108)
   Equity in Earnings of Joint Venture                -           239,970
   Loss on disposal of long term assets                         1,520,589
   Changes in operating assets and liabilities,
    net of acquisitions and dispositions:
   Decrease (increase) in accounts receivable    7,085,328     (7,358,954)
   Decrease in inventory                         1,075,297        215,602
   (Increase) in tax credits and
     income taxes receivable                       (69,196)      (370,038)
   Decrease (increase) in prepaid expenses         536,826       (807,510)
   Decrease (increase) in other assets              37,490        (95,096)
   (Increase) in goodwill                         (550,000)          -
   (Decrease) increase in accounts payable
     and accrued liabilities                      (874,799)       501,493
                                                ----------      ---------
  Net Cash Provided by (Used in)
   Operating Activities                          1,980,553    (10,810,646)
                                                ----------     ----------
Cash Flows from Investing Activities
  Cash received from purchase of subsidiary        420,762           -
  Cash received from sale of
   discontinued operations                         157,088           -
   Cash received from sale of investments        1,347,923           -
   Cash payment for purchase of subsidiary        (700,000)          -
  Net Investment purchases                            -        12,660,141
  Borrowings on margin against investments            -         2,570,807
  Property, plant and equipment purchases           (2,754)      (722,969)
                                                ----------      ---------
Net Cash Provided by Investing Activities        1,223,019     14,507,979
                                                ----------      ---------
Cash Flows from Financing Activities
  Net increase (decrease) in line of credit     (4,438,442)     3,975,390
  Proceeds from shareholder loans                  300,000      1,400,967
  Payment of shareholder loans                        -          (652,790)
  Purchase of treasury stock                          -        (9,928,737)
                                                ----------      ---------
Net Cash (Used in) Financing Activities         (4,138,442)    (5,205,170)
                                                ----------      ---------

Effect of Exchange Rate Changes on Cash            (70,533)       573,483
                                                ----------      ---------

Net Decrease in Cash                            (1,005,403)      (934,354)

Cash at Beginning of Period                      2,114,664      1,766,275
                                                ----------      ---------

Cash at End of Period                          $ 1,109,261     $  831,921
                                                ==========      =========

<F1>
The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing Activities
-----------------------------------------------------------------------------
In conjunction with the acquisition of Networkland, Inc. the following assets and liabilities were received:
-----------------------------------------------------------------------------

Cash Paid                                          $  700,000
Value of Stock Issued                               1,275,000
Deferred Purchase Price                               450,000

Assets and Liabilities Received at Fair Value
Accounts Receivable                                  (563,936)
Inventory                                             (56,881)
Property and Equipment                                 (2,917)
Other Receivables                                     (55,213)
Goodwill                                           (1,820,000)
Accounts Payable and Accrued Liabilities              494,709
                                                    ---------
Cash Received in Purchase                          $  420,762
                                                    =========

<F1>
The accompanying notes are an integral part of these statements.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
----------------------------------------------------------------------------
September 30, 1999

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended September 30, 1998 and the period ended December 31, 1998.

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

Socrates was incorporated in the State of Delaware on November 6, 1998.
Upon the merger of Socrates with MVSI, Inc. (a Delaware Corporation incorporated on April 12, 1994), on November 30, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries.
The Company maintains its executive offices and principal facilities in Virginia.

Effective January 1, 1999, the Company changed it fiscal year end from September 30 to a December 31 calendar year end.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
September 30, 1999

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

Investments

Investments consisted of the Company's investment in common stock of e-Net, Inc. ("e-Net"), a publicly-held Germantown, Maryland based manufacturer of data-telephony equipment, which is accounted for using the cost method. In the third quarter of 1999, the Company sold all of its holdings of e-Net stock having a cost basis of $5,300,424 and received net proceeds of $1,347,923. Relating to this sale, the Company recorded a loss of $3,952,501.

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of September 30, 1999 and December 31,1998, management has established an allowance for doubtful accounts of approximately $1,014,000 and $409,000, respectively.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
September 30, 1999


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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended September 30, 1999 and 1998, was $117,139 and $153,415, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability.

Income Taxes

Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
September 30, 1999


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Earnings Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potentially dilutive securities have not been reflected in the diluted earnings per share calculation as they are anti-dilutive.

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

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
September 30, 1999


NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.


NOTE C-ACQUISITION OF NETWORKLAND, INC.

The Company acquired all the outstanding stock of Networkland, Inc.
effective August 16, 1999. The Company paid $700,000 in cash and 2,000,000 shares of common stock valued at $1,275,000 at closing. The merger agreement also specified that an additional $450,000 in cash would be paid over a three year period following the merger. The acquisition of Networkland, Inc. was accounted for as a purchase. The cost exceeded the fair value of net assets resulting in goodwill of $1,820,000. Goodwill will be amortized using an estimated life of ten years. The results of operation of Networkland, Inc. are included in the accompanying financial statements since the date of acquisition.

NOTE D-RESTRUCTURING OF OPERATIONS

During the three months ended September 30, 1999, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. With the acquisition of Networkland, Inc.
the Company began the transfer of certain staff and resources from the Company's Largo, Maryland facility to the Networkland, Inc. facility in Rossyln, Virginia. The Company intends to sublease all of the Largo facility except the classrooms utilized for the Company's IT training programs. During the nine months ended September 30, 1999, the Company recorded charges totaling $2,076,282 associated with the restructuring of its Computer System Sales, Integration and Training Segment, of which $528,224 is reflected in the three months ended September 30, 1999. The charges recorded in the three and nine month periods consisted of write-downs of inventory, receivables and fixed assets, the recording of certain personnel costs associated with restructuring the operations, and the establishment of reserves for anticipated losses on subleases.


NOTE E-SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the six months ended September 30, 1999 and 1998, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the three-month period ended September 30, 1999, the Company had no significant customers that accounted for more than 10% of revenues. For the three months ended September 30, 1998, the Company had one customer that accounted for approximately 45 percent of its total revenue. The Company had no material export sales during the three months ended
September 30, 1999 and 1998.

Financial information relating to the Company's industry segments for continuing operations for the three months ended September, 1999 and 1998, is as follows:

----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
----------------------------------------------------------------------------
September 30, 1999


NOTE E-SEGMENT INFORMATION-Continued

                       Three months ended September 30, 1999
----------------------------------------------------------------------------
                       Computer
                       System Sales,
                       Integration      Software      General
                       and Training     Development   Corporate     Total

Sales to unaffiliated
  customers             $2,261,220       $1,692,816   $     -     $5,949,552
Operating profit (loss) (1,579,990)          44,451    (595,146)  (2,130,685)
Net income (loss)       (1,649,914)         121,484   3,881,581)  (5,410,011)
Identifiable Assets      8,156,193        4,369,753   1,151,951   13,677,897



                        Three months ended September 30, 1998
----------------------------------------------------------------------------
                        Computer
                        System Sales,
                        Integration      Software      General
                        And Training     Development   Corporate   Total

Sales to unaffiliated
  customers             $16,413,715      $1,727,108    $    -     $18,140,823
Operating profit (loss)     (87,597)         10,969     (145,591)     222,219
Net income (loss)          (462,022)         12,233      (18,718)    (468,497)
Identifiable Assets      21,705,009       3,994,147    2,013,433   27,711,589


NOTE F-DISCONTINUED OPERATIONS

In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value.

On August 11, 1999, the Company sold the assets of the welding division of MVS to Meta Technology Ltd. for approximately $157,000 plus a contingent amount based on certain performance criteria. No gain or loss was realized as a result of the 1999 sale.

The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal.


NOTE G-LINE OF CREDIT

The Company maintained a wholesale financing agreement and an accounts receivable credit facility with a finance company for the financing for one of its subsidiaries. The agreement provided the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors and to borrow against accounts receivable.

Amounts due to the finance company under the agreement at September 30, 1999 and December 31, 1998, amounted to $52,580, and $4,491,022, respectively.
The agreement is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants.

At September 30, 1999, the Company was not in compliance with certain covenants, including the Tangible Net Worth and Subordinated Debt covenants, contained in the wholesale and business finance agreements. The Company paid off all its obligations under the financing arrangement in October 1999. Additionally, the Company is currently soliciting credit facilities from another finance company to ensure that the Company maintains its ability to satisfy its working capital needs.

NOTE H-COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income beginning with the Company's transition period ended December 31, 1998. SFAS 130 separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's other comprehensive income is comprised primarily of unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments from international subsidiaries. The components of comprehensive income are listed below:



                          Three months ended       Nine months ended
                             September 30,            September 30,
                          1999          1998       1999          1998

Net loss               $(5,410,011)  $(330,642) $(9,859,612) $(4,030,221)
Other comprehehensive
income (loss):
 Change in unrealized
 gain(loss) on
 investments, net of
 reclassifications       3,683,253  (5,831,117)   3,513,025   (2,527,969)
 Change in accumulated
 translation adjustments      -         78,017      (70,533)     345,579)
                        ----------   ---------    ---------    ---------
Comprehensive loss     $(1,726,758)$(6,083,762) $(6,417,179) $(6,212,611)



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

The three months ended September 30, 1999 continued to be a period of change and restructuring for the Company as it transitions from a hardware reseller into a technology solutions company, aimed at concentrating on higher margin product and service sales.

Associated with this effort (begun during the prior fiscal year) was the closing of the Company's operations in New York, acquired in 1997 with the acquisition of Expert, Inc. In August 1999, the Company acquired Networkland, Inc., and began the transfer of certain staff and resources from its Largo, Maryland facility to Networkland's Rossyln, Virginia location. During the quarter ended September 30, 1999, the Company recorded charges totaling $528,224 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of write-downs of inventory, receivables and fixed assets, the recording of certain personnel costs associated with restructuring the operations and the establishment of reserves for anticipated losses on subleased facilities.

During the remainder of 1999, the Company plans to continue its focus on its custom software products coupled with its information technology and training capabilities in its effort to transform the Company from a hardware reseller into a technology solutions provider for corporate and government clients. For the fourth quarter of 1999, the Company believes that operations will approximately break even during this transition period. While no assurances can be given as to the success of the reorganization, management believes that by better coordinating sales and marketing efforts and leveraging a single centralized administrative support organization, operating profits will improve. At the same time, the Company continues to be vigorously pursuing growth of its software development business via its Technet
Computer Services subsidiary.

----------------------------------------------------------------------------
Results of Operations
----------------------------------------------------------------------------
Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998
----------------------------------------------------------------------------

The Company reported sales of $3,954,036 for the three-month period ended September 30, 1999, as compared to $18,140,823 for the same period in 1998. Of those amounts, Computer System Sales, Integration and Training sales amounted to $2,261,220 and $16,413,715 for the three month periods ended September 30, 1999 and 1998, respectively, and Software Development sales in the same periods amounted to $1,692,816 and $1,727,198, respectively. The decrease in sales of $14,186,787 or 78% is attributable to lower sales generated by the Company's Computer Systems Sales, Integration and Training Segment consistent with the reorganization of this business and the loss of sales from a non-recurring significant contract which occurred in 1998.

The Company's gross margin fell to 8% for the three months ended
September 30, 1999, as compared to 18% for the three-month period ended September 30, 1998. The decrease in margins as a percentage of sales was due principally to inventory write-downs.

For the three months ended September 30, 1999, selling, general and administrative expenses decreased by $1,465,978 (46%). The decrease in selling expenses, over those of the prior year, are primarily a result of the Company downsizing and restructuring operations in the Computer Systems Sales, Integration and Training Segment.

During the three months ended September 30, 1999, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. With the acquisition of Networkland, Inc. the Company began the transfer of certain staff and resources from the Company's Largo, Maryland facility to the Networkland, Inc. facility in Rossyln, Virginia. The Company intends to sublease all of the Largo facility except the classrooms utilized for the Company's IT training programs. During the three months ended September 30, 1999, the Company recorded charges totaling $528,224 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges recorded in the three month period consisted of write-downs of inventory, receivables and fixed assets, the recording of certain personnel costs associated with restructuring the operations, and the establishment of reserves for anticipated losses on subleases.

In the 1999 third quarter, the Company sold its entire holdings of e-Net stock having a cost basis of $5,300,424 and received net proceeds of $1,347,923. Relating to this sale, the Company recorded the loss of $3,952,501. Financial expenses declined by $119,290 (76%) during the 1999 third quarter due to substantially lower borrowings on its accounts receivable credit facility.

Other income for the three months ended September 30, 1999 consists primarily of $690,000 associated with a former officer and current shareholder agreeing to forego salary which had been accrued but not paid from 1996 to 1998 to resolve certain matters between the Company and the individual. The income associated with the reversal of this accrual has been treated as a change in estimate and is classified in other income to reflect its non-recurring nature and to not distort results of operations.

In March 1998, the Company discontinued its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for growth in shareholder value.

On August 11, 1999, the Company sold the assets of the welding division of MVS to Meta Technology Ltd. for approximately $157,000 plus a contingent amount based on certain performance criteria. No gain or loss was realized as a result of the 1999 sale.

The Company intends to liquidate the assets of the scanner business of MVS and expects associated proceeds to be nominal.

----------------------------------------------------------------------------
Nine Months Ended September 30, 1999 Compared to Nine Months Ended
September 30, 1998
----------------------------------------------------------------------------

The Company reported sales from continuing operations of $17,754,919 for the nine-month period ended September 30, 1999, as compared to $48,330,716 for the same period in 1998. Of those amounts, Computer System Sales, Integration and Training sales amounted to $12,557,625 and $45,400,860 for the nine month periods ended September 30, 1999 and 1998, respectively, and Software Development sales for the same periods amounted to $5,586,198 and $3,893,583, respectively. The decrease in sales of $30,575,797 or 63% is attributable to lower sales generated by the Company's Computer Systems Sales, Integration and Training Segment consistent with the reorganization of this business and the loss of sales from a non-recurring significant contract which occurred in the June 30, 1999 quarter.

The Company's gross margin from continuing operations was 15% for the nine months ended September 30, 1999, as compared to 14% for the nine-month period ended September 30, 1998.

For the nine months ended September 30, 1999, selling, general and administrative expenses decreased by $177,822 (3%). The decreased expenses were associated with the downsizing and restructuring of operations in the Company's Computer Systems Sales, Integration and Training Segment.

During the nine months ended September 30, 1999, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product and service sales. With the acquisition of Networkland, Inc. the Company began the transfer of certain staff and resources from the Company's Largo, Maryland facility to Networkland, Inc. Rossyln, Virginia location. The Company intends to sublease all of the Largo facility except the classrooms utilized for the Company's IT training programs. During the nine months ended September 30, 1999, the Company recorded charges totaling $2,076,282 associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges recorded in the three and nine month periods consisted of write-downs of inventory, receivables and fixed assets, the recording of certain personnel costs associated with restructuring the operations, and the establishment of reserves for anticipated losses on subleases.

In the nine months ended September 30, 1999, the Company sold its entire holdings of e-Net stock having a cost basis of $5,300,424, and received net proceeds of $1,347,923. Relating to this sale, the Company recorded a loss of $3,952,501. In the nine months ended September 30, 1998, the Company earned $2,053,984 in investment income which included a recognized gain of $1,594,000 on sales of e-Net stock in June 1999.

Other income for the nine months ended September 30, 1999 consists primarily of $690,000 associated with a former officer and current shareholder agreeing to forego salary which had been accrued but not paid from 1996 to 1998 to resolve certain matters between the Company and the individual. The income associated with the reversal of this accrual has been treated as a change in estimate and is classified in other income to reflect its non-recurring nature and to not distort results of operations.



----------------------------------------------------------------------------
Capital Resources, Liquidity and Backlog
----------------------------------------------------------------------------

As of September 30, 1999, the Company had working capital of $158,833, including cash and cash equivalents of $1,109,261.

During the nine months ended September 30, 1999 the Company generated $1,980,553 from operations, primarily from decreases to accounts receivable and inventory; the Company generated $1,223,019 from investing activities, primarily from sales of investments; and the Company used $4,138,442 for financing activities, primarily for repayment of the line of credit.

The Company maintained a wholesale financing agreement and an accounts receivable credit facility with a finance company for the financing for one of its subsidiaries. The agreement provided the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors and to borrow against accounts receivable. Amounts due to the finance company under the agreement at September 30, 1999 and December 31, 1998, amounted to $52,580 and $4,491,022, respectively. The agreement is collateralized by all present and future accounts receivable and inventory of the Company's subsidiary.
In addition, the Company must comply with certain financial and reporting covenants.

At September 30, 1999, the Company was not in compliance with certain covenants, including the Tangible Net Worth and Subordinated Debt covenants, contained in the wholesale and business finance agreements. The Company paid off all its obligations under the financing arrangement in October 1999. Additionally, the Company is currently soliciting credit facilities from another finance company and bank to ensure that the Company maintains its ability to satisfy its working capital needs.

Management believes that, based on current working capital and liquidity position of the Company, it will be important to secure additional financing to meet the Company's working capital requirements based upon its current and expected future levels of operations. Moreover, significant internal growth or additional acquisitions could create a need for additional working capital. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets.

The Company has no significant long-term debt outstanding as of September 30, 1999.

The Company has borrowed, under two separate loan agreements, monies from a former officer and current stockholder to enable the Company to meet its on-going cash flow requirements. These loans bear interest at
9% and 8%, respectively, and are due on demand.  In August 1999, the Company
borrowed $300,000 from another shareholder and director.   Total loans and
accrued interest outstanding at September 30, 1999, was $1,518,435.

At September 30, 1999, the Company's backlog was approximately $1 million. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.


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

After completing an assessment of the Company's information systems 1998 for possible issues which could arise as a result of those systems not being year 2000 compliant, the Company commenced the procurement and installation of a new company wide business and management information system which is year 2000 compliant. As of September 1999, the installation of the system was complete. Based upon the implementation progress made to date, the Company does not believe a contingency plan is necessary.

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

                Exhibit 27, Article 5 - Financial Data Schedule


        b.      Reports on Form 8-K.

                No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SOCRATES TECHNOLOGIES
                                                     CORPORATION

November 12, 1999                             By:    CABOT R. CASKIE
                                                   -------------------
                                                     Cabot R. Caskie
                                                   Vice President and
                                                 Chief Financial Officer