Form 10-K
period 1999-12-31
SOCRATES TECHNOLOGIES CORP
filed 2000-03-29
CIK 937603

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the year ended:              Commission file number:
           December 31, 1999                         0-26614
                                   -----------

                        SOCRATES TECHNOLOGIES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                    DELAWARE                                 54-1707718
         -------------------------------                -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        8500 Leesburg Pike, Vienna, Va                         22183
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip code)


                                 (703) 288-6500
                -------------------------------------------------
                (Company's telephone number, including area code)

                                   -----------

         Securities registered under Section 12(b) of the Exchange Act:

                                              NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS        ON WHICH REGISTERED
                    -------------------       ---------------------
                      Not Applicable              Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:


                                 TITLE OF CLASS
                          ----------------------------
                          Common Stock, $.01 Par Value

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/

     The total market value of the voting stock was $95,261,810, of which $71,714,280 was held by non-affiliates of the registrant, based upon the closing price of the common stock on March 17, 2000, as quoted by the Nasdaq National Market System.

     The number of outstanding shares of the registrant's common stock on March 17, 2000 was 23,093,772.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the registrant to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 30, 2000, are incorporated herein by reference into Part III of this report.

================================================================================


                        SOCRATES TECHNOLOGIES CORPORATION


                                Table of Contents


PART I                                                                               PAGE
Item 1.       Business                                                               3-8
Item 2.       Properties                                                             8-9
Item 3.       Legal Proceedings                                                      9-10
Item 4.       Submission of Matters to a Vote of Security Holders                    10

PART II
Item 5.       Market for Registrant's Common Equity
                  and Related Stockholder Matters                                    10-11
Item 6.       Selected Financial Data                                                11
Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          12-20
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk             20
Item 8.       Financial Statements                                                   21
Item 9.       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             45
PART III
Item 10.      Directors and Executive Officers of the Registrant                     45
Item 11.      Executive Compensation                                                 45
Item 12.      Security Ownership of Certain Beneficial Owners and Management         45
Item 13.      Certain Relationships and Related Transactions                         45
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K        45

ITEM 1.  BUSINESS.

Overview

         Socrates Technologies Corporation ("Socrates" or "the Company"), was incorporated in the State of Delaware on April 14, 1994 under the name "MVSI, Inc.". Upon the merger of Socrates Technologies Corporation, a new-formed subsidiary of the Company, MVSI, Inc., on December 12, 1998, the name of the Company was changed from "MVSI, Inc." to "Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. Since February 1, 2000, the Company has maintained its principal executive offices at 8500 Leesburg Pike, Vienna, Virginia 22183. Its telephone number is (703) 288-6500.

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

         The Company, using stock and cash, acquired all the outstanding stock of Networkland, Inc., a regional network integrator and hardware reseller, effective August 16, 1999. The results of operation of Networkland, Inc. are included in the accompanying financial statements since the date of acquisition. (See Liquidity and Capital Resources, below and Note L, Notes to Consolidated Financial Statements.)

         Effective March 1, 2000, the Company, through Socrates Solutions Corporation ("SSC"), acquired using stock and cash, substantially all of the assets and certain liabilities of Object Application Systems, Inc.("OAS"), a New York based software development and sales and implementation company, which will be operated as a division of SSC. OAS develops and implements a family of ERP software systems for small and mid size enterprises. The Company plans to convert these systems to web based applications during the year 2000. The OA/System ERP software "vertical" application products include OA/Manufacturing, OA/Distribution, and OA/Converting. OA/System products are capable of supporting virtually every aspect of manufacturing, importing, converting, and distribution. The applications include customer sales order processing, purchasing, inventory management, shipping, invoicing, production scheduling, production planning, general ledger, accounts receivable, financing of receivables, accounts payable, letter of credit processing, financial reporting and multi-currency. Additional OA/System products include OA/EDI for Electronic Data Interchange (EDI) transactions and OA/Data Collection for radio frequency
(RF) warehouse management. (See Liquidity and Capital Resources, below and Note M, Notes to Consolidated Financial Statements.)

         Socrates offers a suite of services that allows customers to leverage existing Internet, network, hardware and software technology in a cost effective and consistent manner. These services include:

Connectivity and Communication
Application Service Providing (ASP)
E-commerce and Web-site Development
Customized Software Solutions
Hardware and Network Integration
Software Training

Strategic Focus

         Socrates Technologies Corporation is an information technology ("IT") solutions company whose business is focused on 1) Application Service Providing ("ASP") (delivery of web-based applications) to small and medium sized enterprises ("SME"); 2) e-commerce solutions and web design; 3) customized software solutions 4) network integration and services and 5) reselling of computer hardware and peripherals. Socrates' plan is to develop its ASP services to SME's through acquisitions and strategic alliances. Socrates strives to provide SME's with a complete IT service offering allowing the SME to outsource its IT requirements and have a clearer understanding and control of its total IT cost without having the typical cost associated with ownership and management of IT infrastructure. Socrates believes it can enter into long-term contracts (24 to 36 months) with its customers, delivering and billing services on a per user monthly basis.

         Socrates plans to deliver these services through three wholly owned subsidiaries; Socrates Solutions, Corp. ("SSC"), Technet Computer Services, Inc. ("Technet") and Networkland, Inc. ("Networkland").


Connectivity and Communication

         Socrates, as a member of Qwest Communications, Inc., ("Qwest")(NYSE: Q) business partnership program (QBPP) and Qwest application service provider
(QASP) program, can offer to its customers a wide range of connectivity and communication solutions. Socrates' main future focus of delivering applications to SME's cannot be achieved until adequate high-speed internet access is present at the customer site. The partnerships with Qwest should allow Socrates to offer high-speed access including digital service lines (DSL), T-1, T-3, OC12 and OC48 connectivity through Qwest's nationwide and international network. In addition to high-speed access, Socrates can also offer the customer virtual private networks (VPN), video broadcasting, video on demand, voice services over internet protocol, Microsoft Exchange services (e-mail), Microsoft Windows 2000 and Microsoft Office 2000 web based offerings.


Application Service Providing (ASP)

         Socrates believes that the ASP market will fuel the Company's future growth and is developing ASP offerings that are specifically geared toward the SME market. Socrates believes that acquisition, development or alliance with providers of mission critical applications will provide an offering that will differentiate the Company from others within the ASP market. These mission critical applications include enterprise resource planning ("ERP"), enterprise asset management ("EAM"), customer relationship management ("CRM"), sales force automation ("SFA"), accounting and financial reporting, human resource administration ("HRA"), supply-chain management ("SCM"), and educational and training applications geared toward the SME market.

         Socrates believes that SME's not only want reduced costs of licensing applications but also reduced costs associated with implementation and maintenance. Often the larger applications have been designed for larger enterprises and as such are difficult and expensive to implement costing 5 to 10 times the licensing fee. Socrates acquisition and development strategy is to deliver applications that have been successfully delivered to existing SME's through a local area network ("LAN") and begin to deliver them, as "internet ready" offerings, across the internet and wide area networks ("WAN"). Socrates believes its advantage will be the reduced cost of licensing as a result of ownership of the application and a reduced cost of implementation to the customer due to the applications SME focus. Socrates has developed a SCM solution that is scheduled to be internet ready by the end of the second quarter of 2000. Effective March 1, 2000, through the acquisition of OAS, Socrates acquired the rights to an ERP application which is also scheduled to be internet ready by the end of the second quarter of 2000.

         Socrates also offers other applications through strategic alliances to complement its own offerings or in areas where cost and competition make it prohibitive for internal development or acquisition. In March of 2000, Socrates completed a strategic alliance with SalesLogix, Inc. (NASDAQ:SLGX) whereby Socrates can resell SalesLogix CRM and SFA solutions over the Internet. This alliance helps Socrates to offer a complete suite of services to its customers.

         The ASP business of Socrates is a new business line and initiative. There can be no assurance that Socrates will be able to establish or maintain the ASP business as a profitable operation. The Compact believes that the ASP business development is essential to growing the Company's existing operations and to its overall future financial performance. The Company privately placed shares of its Common Stock in February 2000 and a 4% Convertible Debenture in March 2000 in order to raise approximately $4.8 million in capital to fund the ASP business as well as existing business lines. The Company may need to raise additional working capital in fiscal year 2000 to fund the ASP business development. SSC is the principal business vehicle for the ASP business development.


E-Commerce and Web-site Development

         Socrates also plans to offer e-commerce and web-site development services to the SME market as many SME's do not have an existing Internet presence or e-commerce offering. Socrates believes that by offering bundled services such as connectivity with web-site development and e-commerce, SME's can obtain a web presence without significant upfront costs. Socrates will offer up to eight modular web-site offerings to choose from and will provide basic e-commerce solutions (credit card authorizations, cataloging, etc.). These services will be bundled as part of the long-term contract and will provide SME's with an instant web presence.


Software Development

         Technet provides customized software development, including turnkey system development and product development and maintenance services to corporate and government customers.

         Technet has software development centers in New Jersey and at its principal offices in Vienna, Virginia. Technet also utilizes the software development center of an unaffiliated company in Madras, India.

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


Customized Software Solutions

         Socrates has the capability to develop specialized software solutions within an enterprise. These solutions include ERP applications, back-end web integration solutions, and customized integration between existing applications or legacy systems. This offering allows customers to manage the migration from existing systems to new web based applications.

Hardware and Network Integration

         Socrates offers its customers a complete set of hardware solutions including personal computers, laptop computers, servers, and peripheral equipment. In addition, Socrates offers network installation and integration services to those customers that do not have existing networks. Finally, Socrates can also offer on-site consulting services to the SME to handle any IT services.


Software Training

         In September 1997, Socrates initiated an effort to establish a separate business line for the training of corporate, government employees, and information technology professionals in the greater Washington, D.C. metropolitan area in the use of popular computer programs and network systems. Socrates conducted its first training classes in December 1997. Socrates intends to continue its efforts in fiscal year 2000 to expand the scope and market of its training business. There can be no assurance that the training business will generate sufficient revenues to be sustained throughout fiscal year 2000.

         The Company's continuing operations do not generate a significant amount of foreign sales exports.


Restructured Operations

         Two Company subsidiaries, Expert, Inc. and Socrates Technologies, Inc. ("STI"), ceased operations in April 1999 and November 1999, respectively. The assets of Expert, Inc. were transferred to STI in May 1999. The assets and personnel of STI were transferred to Networkland Inc. in October 1999. The discontinuance of Expert, Inc. and STI operations was a result of the adverse impact of decreasing profit margins in the commercial computer reseller industry on both companies' financial condition and results of operations in 1998 and 1999 and the Company's transition away from hardware reselling to more service oriented business lines.


MARKETING AND SALES

         The Company relies on an in-house direct sales force to sell its products. In addition, the Company occasionally uses print, radio and television advertising campaigns, principally focused on the Middle Atlantic region of the United States. Socrates intends to continue to expand its market presence through the use of various forms of print and electronic advertising in fiscal year 2000 to complement its direct sales force.

         The Company targets customers who have the following characteristics:

         - Companies that are presently using a pre-Windows computer system/network and want to upgrade to a Windows-based operating environment;

         - Companies that do not have the in-house IT staff required to manage a networked PC environment or an ERP program in a cost-effective manner;

         - Companies which in the past either could not afford an ERP program nor did they have the manpower to manage an ERP program;

         - Companies that want to contain their IT expenditures by switching over to a fixed term contract;

         - Companies which recognize that in order for them to gain a competitive advantage in their marketplace they have to expand their IT capabilities (analysis and decision-making tools), but do not have the in-house staff to analyze and/or manage the project;

         - Companies in the process of deciding on the installation of an ERP program which do not have the necessary in-house IT capabilities to conduct a suitable evaluation of alternative solutions.

         - Companies that wish to concentrate on their core business and realize that IT management is not a core competence;

         - Companies which require quality IT professionals to manage specific IT operations, but the hours required per week/month for this operation do not justify hiring such a person full-time; or

         - Companies which are unable to hire or retain appropriate IT staff to manage an existing network.

COMPETITION

         The market for IT services is very competitive because of the large number of competitors and the rapidly changing Business and Technology environment. Primary competitors include participants from a wide variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. The companies which Socrates believes to be its direct competitors, in that they have announced or are already delivering ASP service, include USInternetworking, FutureLink, Corio, Telecomputing USA and Interliant (to be acquired by Sage Networks). Many competitors of the Company have substantially greater technical, financial and marketing resources than the Company.

         Additionally, the market for Internet-related services is extremely competitive. Socrates anticipates that competition will continue to intensify as the use of the Internet grows. In the market for Internet-enabled application software and network solutions, Socrates competes on the basis of performance, price, software functionality and overall network design.

         Socrates also competes with national, regional, and local commercial systems integrators. A certain number of these companies bundle their services with software and hardware providers and perform an IT management outsourcing role for the customer, including Arthur Anderson and Electronic Data Systems ("EDS"). Arthur Anderson provides an ASP service featuring JD Edwards ERP financial software and Electronic Data Systems ("EDS") has teamed with SAP America to bring SAP's ERP applications to small and mid-size businesses.

         Socrates indirect competition may also include ISP companies, whose primary business involves hosting web pages, such as USWeb, Exodus Communications and Verio Inc.

         In the wider realm of general IT outsourcing, Socrates considers its possible competitors to be local IT services companies in cities the Company operates in and larger IT companies such as IBM Global Services, EDS, Cap Gemini, McKinsey & Co., Booz, Allen & Hamilton, Whittman-Hart, Inc. and the "Big 5" consulting firms.


SOURCES OF SUPPLY AND BACKLOG

         All materials and components used by the Company are available from numerous sources of supply. The Company does not foresee any shortage of these materials.

         As of December 31, 1999, the Company's backlog was approximately $800,000. The Company has historically operated with limited backlog as products are typically shipped shortly after orders are received. The Company does not believe that its backlog at any specific time is necessarily indicative of its future business.


PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

         The Company has a federally registered trademark for "Socrates Technologies". Otherwise, none of the Company's continuing operations have filed any patents or possess any technologies or other intellectual property that they believe require or qualify for patent protection.

         Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to ensure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps will include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and systems. There is no assurance that the execution of such agreements will be effective in protecting the Company, or that the Company will be able to enforce the provisions of such agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

EMPLOYEES

         At December 31, 1999 and March 17, 2000, the Company employed approximately 59 and 72 persons, respectively, all of whom were full-time employees.

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

         A significant percentage of the Company's sales to major customers historically has occurred in the last month of a quarter. Changes in purchasing patterns by one or more of the Company's major customers, and the inability of the Company to anticipate in advance the mix of customer orders, and its ability to ship the necessary quantities of product near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

         Socrates completed the move of its principal executive offices from Largo, Maryland to Vienna, Virginia in February 2000. The Company leases approximately 5,100 square feet of space for its facilities located in Vienna, Virginia. Base rent for the space is approximately $10,000 per month. The lease agreement, which expires in 2003, includes rent escalations and requires the Company to pay certain operating expenses.

         Technet leases approximately 6,400 square feet of space for its software development business, located in Vienna, Virginia. Base rent for the space is approximately $14,000 per month. The lease agreement, which expires in 2004, includes rent escalations and requires Technet to pay certain operating expenses. Technet also leases approximately 3,500 square feet of space in Edison, New Jersey, with a base rent of $8,000, which lease expires in 2004.

         Networkland leases approximately 2,900 square feet of space under its agreement for its facilities located in Arlington, Virginia. Base rent for the space is approximately $3,900. The lease agreement, which expires in 2002, includes rent escalations and requires Networkland to pay certain operating expenses.

         Socrates also leases approximately 35,000 square feet of space for its facilities located in Largo, Maryland. Base rent for the space is approximately $12,000 per month. The lease agreement, which expires in 2002, includes rent escalations and requires the Company to pay certain operating expenses. The Company utilizes approximately 10,000 square feet of this facility for training facilities, and is actively seeking to sublease the balance of the space.

         The Company's lease for facilities located in Long Island City, New York, of approximately 15,000 square feet of space has been sublet. Both the lease and sublease will expire in 2003. The base rent for these facilities is approximately $12,000 and under the sublease agreement the company receives a rent payment of approximately $9,800, resulting in loss of approximately $2,200 per month. This loss has been accounted for and accrued as a liability in the Company's financial statements.

         The Socrates lease for facilities located in Exton, Pennsylvania, of approximately 3,000 square feet of space was sublet in July 1999. Both the lease and sublease will expire in 2001. The base rent for these facilities is approximately $3,900 and is offset by the same amount in the sublease agreement.

         The Company also leases space for facilities of approximately 3,800 square feet located in Virginia Beach, Virginia. This space is now under a sublease agreement. The sublease will expire in March 2000. The lease expires in August, 2002. The Company is currently negotiating with the sublessee to extend the sublease. The base rent for these facilities was approximately $3,800 and was offset by about the same amount in the sublease agreement. The Socrates leases for the facilities located in Gaithersburg, Maryland and in Montreal, Quebec, Canada both expired in 1999 and were not renewed.

         The Company believes that its current and anticipated facilities are suitable and adequate for its operations.


ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of conducting business, the Company is subject, from time to time, to certain legal proceedings concerning the Company's business. A summary of significant legal matters follows.

         The Company is pursuing a $5.6 million claim against a national broker-dealer in an arbitration case before the National Association of Securities Dealers, Inc. The Company alleges that the defendant broker-dealer mismanaged and engaged in authorized actions with respect to the Company assets and accounts. The matter has not been set for a hearing as of the date of March 27, 2000. The Company believes that its claims have merit and intends to aggressively pursue its claims in the arbitration. There can be no assurance that the Company will prevail on any of its claims or that the Company will recover any damages sought in this action.

         Socrates Technologies, Inc. ("STI") filed a lawsuit in January 2000 in the Superior Court of the District of Columbia against National Public Radio and AAA Networks alleging breach of contract by National Public Radio and tortious interference in contract against AAA Networks. On March 2000, the Superior Court denied without a hearing the motion of National Public Radio to dismiss the case. The Company is seeking $300,000 in compensatory damages and unspecified amounts in punitive damages. The Company believes that STI's claims have merit and STI intends to aggressively pursue its claims in the case. A trial date has not been set for this case as of March 27, 2000.

         In January 2000, Hirata Corporation and Hirata Corporation USA amended their complaint in a civil action in the U.S. District Court for the Southern District of Indiana (Hirata Corporation and Hirata Corporation USA v. Daniel Porush, Jordan Belfort, et al., Case ) to add as defendants to the case the following corporations and person: the Company; its former Chairman, Chief Executive Officer and President, Edward Ratkovich; and two other corporations that are not affiliated with the Company or Mr. Ratkovich. With respect to the Company and Mr. Ratkovich, the amended complaint alleges that Mr. Ratkovich, as an officer of the Company, conspired with the two defendants who were officers of the underwriter to manipulate the public market for the Company's common stock and that said manipulation harmed the plaintiffs in an unspecified amount of damages. The Company believes that the amended complaint is frivolous, without basis in law or in fact on its face, was not timely filed and was prompted by the plaintiffs lack of success to date against the original defendants. The law firm of Jones Day Reavis & Pogue in Washington, D.C. has been retained to represent the Company and Mr. Ratkovich in this case. The Company intends to aggressively pursue the dismissal of the case and to defend itself against all allegations in the amended complaint.

         Washington Sports & Entertainment, Inc. filed a lawsuit in the Superior Court of the District of Columbia in March 2000 against STI for alleged breach of contract to supply computer hardware and to license a box suite at the MCI Center in Washington, D.C. The Company has denied the claims of the plaintiff. A trial date has not been set as of March 2000 in this case. The Company is currently negotiating a settlement to the lawsuit and the Company believes that this lawsuit will be settled before the trial date and that such settlement shall not have an adverse material affect on the Company's financial condition or results of operations.

         As previously reported, the Company was sued by Technospin, Inc. for alleged breach of a corporate guarantee under a manufacturing agreement between Technospin, Inc. and MVS. The Company has counter claimed against Technospin, Inc. for breach of contract under the manufacturing agreement. The matter has not been set for trial as of March 27, 2000. The Company has provided for a reserve against any liability in this case in its 1999 financial statements. The Company intends to aggressively pursue its claims against Technospin, Inc. and to aggressively defend itself against Technospin, Inc.'s claims. The Company cannot at this time predict with any certainty the results or impact of this case on the Company and its financial condition or results of operations.

         The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. The results of these legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations. Most of these legal proceedings concern accounts payable allegedly owed by the Company's discontinued operations, especially Expert and STI.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock and Class A Warrants were listed on the Nasdaq SmallCap Market System from August 15, 1995 until May 1, 1997, under the symbols "MVSI" and "MVSIW", respectively. From May 2, 1997 through December 11, 1998, the Company's Common Stock traded on the Nasdaq National Market System under the symbol "MVSI" and ceased-to-be traded on the Nasdaq SmallCap Market. Effective December 14, 1998, the Company's Common Stock has traded on the Nasdaq National Market Exchange under the symbol "SOCT." The Class A Warrants were traded on the Nasdaq National Market System under the symbol "MVSIW" until December 15, 1997, the redemption date of the Class A Warrants. The Class B Warrants, which were not publicly traded, were also redeemed, effective December 15, 1997. There are approximately 3,400 shareholders of the Company's Common Stock, as last reported. The following table sets forth the range of high and low trading prices for the Common Stock, as reported by The Nasdaq Stock Market, for the fiscal periods indicated through December 31, 1999 as well as the three-month transition period ended December 31, 1998.

                                                    High        Low
                                                    ----        ---

Fiscal year ended September 30, 1997
   First fiscal quarter                           $ 10.88     $ 2.75
   Second fiscal quarter                          $  6.06     $ 2.75
   Third fiscal quarter                           $  6.13     $ 2.66
   Fourth fiscal quarter                          $  7.69     $ 4.06

Fiscal year ended September 30, 1998
   First fiscal quarter                           $  9.06     $ 5.00
   Second fiscal quarter                          $  8.25     $ 4.25
   Third fiscal quarter                           $  7.13     $ 6.00
   Fourth fiscal quarter                          $  7.75     $ 1.50

Transition period ended December 31, 1998         $  4.00     $ 1.00

Calendar year 1999
   First fiscal quarter                           $  4.25     $ 1.63
   Second fiscal quarter                          $  2.96     $ 1.00
   Third fiscal quarter                           $  1.13     $ 0.50
   Fourth fiscal quarter                          $  2.19     $ 0.50


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


ITEM 6. SELECTED FINANCIAL DATA

                                          Three months ended        -----------------Years ended--------------------
                                             December 31,                                  September 30,
                                    ------------------------------   December 31,   --------------------------------
                                        1999             1998           1999            1998            1997
                                    ------------------------------  --------------  --------------------------------
                                     (Unaudited)            (Thousands of dollars, except per share data)
Sales                                     $ 5,484        $ 12,650     |  $ 23,239   |    $ 62,008       $ 34,335
Gross profit                                  735           1,358     |     3,424   |       8,710          4,362
Earnings (loss) from                                                  |             |
     continuing operations                 (2,137)         (3,893)    |   (11,997)  |       1,388            817
                                                                      |             |
Earnings (loss) from                                                  |             |
     discontinued operations                    -          (1,132)    |         -   |      (5,982)          (707)
                                                                      |             |
Net earnings (loss)                        (2,137)         (5,025)    |   (11,997)  |      (4,594)           110
                                                                      |             |
Earnings (loss) per                                                   |             |
     share, basic                           (0.14)          (0.34)    |     (0.77)  |       (0.31)          0.01
                                                                      |             |
Earnings (loss) per                                                   |             |
     share, fully diluted                   (0.14)          (0.34)    |     (0.77)  |       (0.31)          0.01
                                                                      |             |
Total assets                               11,622          22,905     |    11,622   |      29,099         23,620
Stockholders' equity                        7,454          13,182     |     7,454   |      17,377         18,065

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


OVERVIEW

         Effective January 1, 1999, the Company changed it fiscal year end from September 30 to December 31. References to fiscal years herein are to the fiscal years of the Company ended December 31, 1999 and September 30, 1998 and 1997, respectively. References to the transition period are the three-month period ended December 31, 1998.

         Fiscal year 1998 and the transition period ended December 31, 1998 began a period of evolution, change and restructuring for the Company that continued throughout 1999. Since the Company's initial public offering in 1995, it had grown significantly through the acquisition of four separate technology companies involved in computer system sales, integration, training and software development. During 1999, the Company decided to shut down two of the companies and consolidated the remaining operations of Socrates Technologies, Inc. into the newly acquired Networkland subsidiary.

         As previously disclosed, in March 1998, the Company elected to discontinue its machine vision business and focus greater attention on its information technology businesses. On August 11, 1999, the Company sold the assets of the welding division of MVS to Meta Technology Ltd. for approximately $157,000 plus a contingent amount based on certain performance criteria. A loss of approximately $5,000 was realized as a result of the 1999 sale.

         All results of operations have been restated to reflect the discontinuance of the Company's machine vision business in March 1998. As a result, prior year comparisons of results from continuing operations exclude this segment.


RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the periods presented expressed in thousands of dollars and as a percentage of revenues.

                                                                  Three months ended
                                                                     December 31,
                                                 -----------------------------------------------------
                                                     1999            %            1998           %
                                                 ------------   ------------  ------------  ----------
                                                 (unaudited)
Sales                                                 $ 5,484          100.0     $ 12,650        100.0

Cost of Sales                                           4,749           86.6       11,292         89.3
                                                      -------          -----     --------        -----

Gross Profit                                              735           13.4        1,358         10.7

Expenses
   Selling, general and administrative                  1,035           18.9        3,063         24.2
   Depreciation and amortization                          312            5.7          271          2.1
   Restructuring Charges                                1,551           28.3        1,290         10.2
                                                      -------          -----     --------        -----
                                                        2,898           52.8        4,624         36.5
                                                      -------          -----     --------        -----

Income (loss) from Operations                          (2,163)         (39.4)      (3,266)       (25.8)

Gain (loss) on sale of investment                           -              -         (184)        (1.5)
Interest and financing income (expense)                    15             .3         (443)        (3.5)
Other income (expense)                                     11             .2            -            -
                                                      -------          -----     --------        -----

Earnings Before Income Taxes                           (2,137)         (39.0)      (3,893)       (30.8)

Income Tax (Benefit) Provision
   Current                                                  -              -            -            -
   Deferred                                                 -              -            -            -
                                                      -------          -----     --------        -----

Earnings (loss) from Continuing Operations             (2,137)         (39.0)      (3,893)       (30.8)
                                                      -------          -----     --------        -----

Discontinued Operations
   Loss from operations, net of income
      tax benefits of $486 in 1997                          -              -       (1,132)        (8.9)

   Loss from disposal, including income tax
      expense of $1,233 in 1998                             -              -            -            -
                                                      -------          -----     --------        -----
                                                            -              -       (1,132)        (8.9)
                                                      -------          -----     --------        -----

Net Earnings (Loss)                                   $(2,137)         (39.0)    $ (5,025)       (39.7)
                                                      =======          =====     ========        =====


                                                                                            Fiscal years ended
                                                    December 31,                              September 30,
                                              ------------------------     --------------------------------------------------
                                                   1999          %             1998           %           1997          %
                                              ------------  ----------     ------------  ----------   ------------  ---------
Sales                                           $ 23,239       100.0         $ 62,008       100.0      $ 34,335      100.0

Cost of Sales                                     19,815        85.3           53,299        86.0        29,973       87.3
                                                --------       -----         --------       -----      --------      -----

Gross Profit                                       3,424        14.7            8,709        14.0         4,362       12.7

Expenses
   Selling, general and administrative             7,467        32.1            8,518        13.7         3,513       10.2
   Depreciation and amortization                     959         4.1              964         1.6           514        1.5
   Restructuring Charges                           3,627        15.6                -           -                        -
                                                --------       -----         --------       -----      --------      -----
                                                  12,053        51.9            9,482        15.3         4,027       11.7
                                                --------       -----         --------       -----      --------      -----

Income (loss) from Operations                     (8,629)      (37.1)            (773)       (1.2)          335        1.0

Gain (loss) on sale of investment                 (3,953)      (17.0)           1,594         2.6             -          -
Interest and financing income (expense)             (127)        (.5)             292          .5           778        2.3
Other income (expense)                               712         3.1                -           -             -          -
                                                --------       -----         --------       -----      --------      -----

Earnings Before Income Taxes                     (11,997)      (51.6)           1,113         1.8         1,113        3.2

Income Tax (Benefit) Provision
   Current                                             -           -               31         0.0            82        0.2
   Deferred                                            -           -             (306)       (0.5)          214        0.6
                                                --------       -----         --------       -----      --------      -----

Earnings (loss) from Continuing Operations       (11,997)      (51.6)           1,388         2.2           817        2.4
                                                --------       -----         --------       -----      --------      -----

Discontinued Operations
   Loss from operations, net of income
      tax benefits of $486 in 1998                     -           -           (1,250)       (2.0)         (707)      (2.1)

   Loss from disposal, including income tax
      expense of $1,233 in 1998                        -           -           (4,732)       (7.6)            -          -
                                                --------       -----         --------       -----      --------      -----
                                                       -           -           (5,982)       (9.6)         (707)      (2.1)
                                                --------       -----         --------       -----      --------      -----

Net Earnings (Loss)                             $(11,997)      (51.6)        $ (4,594)       (7.4)     $    110        0.3
                                                ========       =====         ========       =====      ========      =====


Three-month period ended December 31, 1999 compared to the transition period ended December 31, 1998.

         During the quarter ended December 31, 1999, the Company continued and concluded the reorganization and restructuring previously disclosed, and concentrated on refocusing its business in the higher margin software and application service provider markets, while consolidating its hardware reseller and networking business into Networkland.

         The Company reported a decrease in sales of approximately $7.2 million to $5.5 million for the quarter ended December 31, 1999 compared to the same period last year, related to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business. For the current quarter, Networkland reported revenue of approximately $3.6 million compared to Socrates Technologies Incorporated revenue of approximately $10.9 million for the same period last year, while Technet reported revenue of approximately $1.8 million for the current quarter compared to approximately $1.7 million for the same period last year.

         Cost of sales decreased approximately $6.5 million reflecting the decrease in sales.

         Gross Profit for the period decreased from $1.4 million to $735,000, reflecting the decrease in sales from period to period. Gross profit did, however, increase as a percentage of sales to 13.4% from 10.7%. This improvement is due to the concentration on higher margin opportunities in software development and networking services.

         Selling, general and administrative expenses decreased $2.0 million, or 64%, compared to the same period in 1998, reflecting the restructuring and downsizing of operations, as well as the Company's continuing efforts in reducing administrative costs. Included in the current period is a reserve against accounts receivable of $300,000.

         Management's decision to write down the value associated with goodwill acquired in the 1997 acquisition of Socrates Technologies, Inc. ("STI") was due to the fact that the Company is no longer targeting Socrates' customers, the "build to order" operations wherein the Company assembled custom computers and peripherals have been ceased, and substantially all of the Socrates employee base is no longer with the Company. In addition, goodwill was written down to zero because the training operations within Socrates that continue were commenced after the acquisition and management believes any value associated with the Socrates name can not be estimated.

         Depreciation and amortization decreased by approximately $23,000.

         Restructing charges for the fourth quarter of 1999 amounted to approximately $1.6 million versus $1.3 million for the same period last year. In the current period, the charge was for a one-time write down of goodwill related to Socrates Technologies, Inc., whose reseller operations have been consolidated with those of Networkland.

         Investment income and expense for the current period amounted to $15,000 compared to $25,000 for the comparable period last year. The current quarter was effected by lack of available funds to invest. In the same quarter last year, the Company recorded losses of approximately $184,000 from the sale of shares of e-Net, Inc. In addition, during the quarter ended December 31, 1998, the Company recorded a loss of $298,000 associated with an early withdrawal penalty charged the Company by a financial institution upon withdrawal of funds from an investment account.

         The Company did not record any tax benefit associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses is uncertain. However, the Company has not adjusted the previously recorded net deferred tax asset of $1.2 million based on its estimate of future taxable income expected to be generated from its continuing operations. A key aspect of this analysis was that the Company's operations, exclusive of restructuring charges, have generated taxable income since the third quarter of 1999.

         While the above analysis is prepared for consistency with prior reports, the Company does not believe that the presentation is indicative of its current operations. The Company bases this belief upon the acquisition of Networkland, as well as the restructuring concluded in the fourth quarter of 1999. For the quarter ended December 31, 1999, the two operating subsidiaries of the Company, Technet and Networkland were profitable from operations on a combined basis. The table below segregates the operations of Technet and Networkland for the fourth quarter of 1999.

         Quarter ended December 31, 1999
                                               Networkland     Technet     All Other(1)      Total
                                               -----------   -----------   ------------   -----------
         Sales                                   $ 3,597       $ 1,825       $    62        $ 5,484

         Gross profit on sales                       615           192           (70)           737

         Expenses                                    456           218         2,225          2,899

                                                 -------       -------       -------        -------
         Earnings (loss) from operations         $   159       $   (26)      $(2,296)       $(2,163)
                                                 =======       =======       =======        =======

----------
(1) Includes goodwill write down of $1.6 million and $300,000 reserve against accounts receivable of restructured operations.

Year ended December 31, 1999 compared to the year ended September 30, 1998.

         The Company reported a decrease in sales of $38.8 million or 62% to $23.2 million during 1999, compared to the fiscal year ended September 30, 1998. This decrease is directly related to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order businesses.

         STI and Networkland combined for revenues of $15.0 million in the 1999 calendar year, versus STI revenues of $38.8 million for the fiscal year ended September 30, 1998, resulting in a decrease of 61%. For the same periods Technet reported revenues of $7.4 million and $4.8 million, respectively, which results in an increase of 54.2%.

         Cost of sales decreased to $19.8 million from $53.3 million related to the decrease in sales.

         Gross profit decreased $5.3 million to $3.4 million, related to the decrease is sales. Gross profit percentage increased slightly from 15% from 14%.

         Selling, general and administrative expenses decreased from $8.5 million to $7.5 million, or 11.6%. This decrease reflects the restructuring and downsizing of operations, as well the Company's continuing efforts in reducing administrative costs. The benefits from these actions were not apparent until late in 1999.

         Restructuring charges were incurred in 1999 that amounted to $3.6 million. The restructuring charges include a write down of goodwill amounting to $1.8 million, as well as write downs of inventory, receivables and fixed assets, the recording of certain personnel costs, including severance, associated with restructuring the operations, and the establishment of reserves for anticipated losses on subleases.

         Investment income and expense decreased $5.5 million to $(3.9) million from $1.6 million. In 1999, the Company sold its entire holdings of e-Net stock having a cost basis of $5.3 million and received net proceeds of $1.3 million. Relating to this sale, the Company recorded the loss of $3.9 million.

         Also included is income of $691,000 associated with a former officer and current shareholder agreeing to forego salary which had been accrued but not paid from 1996 to 1998 to resolve certain matters between the Company and the individual. The income associated with the reversal of this accrual has been treated as a change in estimate and is classified in other income to reflect its non-recurring nature and to not distort results of operations.

         The Company did not record any tax benefit associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses is uncertain. However, the Company has not adjusted the previously recorded net deferred tax asset of $1.2 million based its estimate of future taxable income expected to be generated from its continuing operations. A key aspect of this analysis was that the Company's operations, exclusive of restructuring charges, have generated taxable income since completing the restructuring of its operations in the third quarter of 1999.

     Earnings (loss) from continuing operations for the year ended December 31, 1999 were $(12) million or $(.77) per share (basic and diluted EPS), as compared to earnings (loss) continuing operations for the year ended September 30, 1998 $1.4 million or $0.09 per share (basic and diluted EPS).

Transition period ended December 31, 1998 compared to comparable period in 1997


         During the quarter ended December 31, 1998, the Company continued the reorganization of its businesses aimed at concentrating on higher margin product, service and training sales. The effort is concentrated on reconfiguring the operating model of its computer hardware and software sales and training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort was a significant downsizing of the Company operations in New York, acquired in 1997 with the acquisition of

Expert, Inc. and the folding of the JMR Distributors business into Socrates Technologies. JMR was involved in the reselling and distribution of computer memory and associated products. This reorganization had a significant impact on operating results during the transition period ended December 31, 1998 due to downward adjustments to the carrying value of goodwill, inventory and fixed assets associated with reorganized operations.

         At the same time, the Company continues to be vigorously pursuing growth of its Software Development business via its Technet Computer Services subsidiary.

         The Company reported a decrease in sales of $63,314 to $12,650,211 for the transition quarter ended December 31, 1998 compared to the comparable quarter ended December 31, 1997. The decrease was due in part to lower sales generated by the Company's computer hardware and software sales and training segment consistent with the reorganization of this business to focus on higher margin product sales, particularly in its New York operations and with the planned exit of the low margin memory distribution business. Offsetting this decrease was an increase in sales generated by the Company's software development business by $838,000 or 94% to $1,730,000 for the quarter ended December 31, 1998.

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

         During the quarter ended December 31, 1998, the Company recorded charges totaling $1,290,373 associated with the restructuring of its computer hardware and software sales and training segment. The charges consisted of non-cash write downs of goodwill and inventory associated with certain restructured operations of $940,000 and the write down of certain fixed assets which have no continuing value to the Company by $35,000. In addition, the Company recorded a write down of the value of inventories associated with its New York and memory distribution operations of $325,000 as a result of reorganizing this business.

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

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

         The Company reported an increase in sales of $27,673,270 or 81% to $62,007,968 for the year ended September 30, 1998 as compared to the same period in fiscal 1997. The increase in sales is attributable to the continued growth in sales generated by the Company's computer hardware and software sales and training business which rose by $23,466,407 or 70% to $57,221,898 and a full year's sales from its Software Development business which rose by $4,206,863 or 726% to $4,786,070 due to the inclusion of a full year's sales for this business as it was acquired in the fourth quarter of the prior fiscal year.

         The gross margins of the Company increased slightly to 14% from 13%, for the year ended September 30, 1998, principally as a result of generally higher margins experienced by the software development business, offset by the relatively lower gross profit margins in the Company's computer hardware and software sales and training business.

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

         The Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $8,000,000 at September 30, 1998, expiring in 2018. While the future use of these net operating loss carry forwards has not been significantly affected by the Company's past acquisitions, in the event a change in control occurs in the future, use of all or a portion of the U.S. carry-forwards could be affected. In addition, the Company has net operating loss and research expenditure carry forwards available to offset future taxable income generated in Canada. However, with the discontinuance of the Company's business in Canada in the past year, use of such Canadian tax benefits is dependent upon the Company conducting certain lines of business in Canada in the future which management believes is doubtful at the present time.

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

Liquidity and capital resources

         As of December 31, 1999, the Company had working capital of $1.0 million and cash, cash equivalents and investments of $942,000. The Company generated cash from operations during the year ended December 31, 1999 of approximately $2.5 million principally as result of reductions to other current assets due to the restructuring and increases to current liabilities. This cash was principally used to reduce the lines of credit referred to below.

         The Company had entered 1999 with two financing agreements with a financing company, a floor inventory line and coupled with a revolving line of credit, that provided inventory and accounts receivable financing. The maximum amount available under the combined lines was $10 million. Both lines were terminated by the lender in 1999 due to a decrease in purchasing and inventory levels below contractual floor levels. All amounts due to the financing company have been repaid at December 31, 1999.

         In 1999, the Company sold its entire holdings of e-Net stock having a cost basis of $5.3 million and received net proceeds of $1.3 million. Relating to this sale, the Company recorded a realized loss of $(3.9) million.

         During 1999, the Company paid $750,000 to the former owner of its Technet subsidiary and accrued $250,000 in satisfaction of an earn-out provision associated with the acquisition of the Technet in 1997. This payment and accrual were charged to goodwill.

         The Company acquired all the outstanding stock of Networkland, Inc. effective August 16, 1999. The Company paid $700,000 in cash and 2,000,000 shares of common stock valued at $1.3 million at closing. The merger agreement also specified that an additional $450,000 in cash would be paid over a three year period following the merger. The acquisition of Networkland, Inc. was accounted for as a purchase. The cost exceeded the fair value of net assets resulting in goodwill of $2.0 million. Goodwill will be amortized using an estimated life of ten years. The results of operation of Networkland, Inc. are included in the accompanying financial statements since the date of acquisition.

         During the fourth quarter of 1999, the Company entered into two short term accounts receivable financing agreements with a finance company, which provided for advances against accounts receivable in the amounts of $85,000 and $100,000, respectively. Of these amounts, at December 31, 1999 the Company owed approximately $129,000, which was repaid in January of 2000.

         In February 2000, the Company entered in to a new agreement with a financing company to provide up to $1 million of financing by factoring specific accounts receivable. To date the Company has financed approximately $47,000 under this agreement.

         During December 1999, the Company converted loans payables to stockholders to equity. Loans to such stockholders had been loaned under three separate loan agreements bearing interest at 9 percent, 8 percent, and 16 percent respectively. The total amount of loan payable converted to equity included principle amount of approximately $1.3 million and interest of approximately $290,000.

         In January 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $865,000.

         Effective March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Object Applications Systems, Inc. for total consideration of approximately $4.7 million, payable in cash, note payable and common stock of the Company. The Company will record the transaction as an asset purchase, allocating the total purchase price to the various assets purchased, with any excess of purchase price over fair market vale of assets purchased to goodwill. The principal asset purchased in the agreement is software, independently valued approximately $3.7 million.

         OAS develops and implements a family of ERP software systems for small and mid size enterprises. The Company plans to convert these systems to web based applications during the year 2000. The OA/System ERP software "vertical" application products include OA/Manufacturing, OA/Distribution, and OA/Converting. OA/System products are capable of supporting virtually every aspect of manufacturing, importing, converting, and distribution. The applications include customer sales order processing, purchasing, inventory management, shipping, invoicing, production scheduling, production planning, general ledger, accounts receivable, financing of receivables, accounts payable, letter of credit processing, financial reporting and multi-currency. Additional OA/System products include OA/EDI for Electronic Data Interchange (EDI) transactions and OA/Data Collection for radio frequency (RF) warehouse management. (See Note M, Notes to Consolidated Financial Statements.)

         In August 1999, the Company received notification from The Nasdaq Stock Market, Inc. that the company was not in compliance with the criteria for continued listing on the Nasdaq National Market System ("NMS"). This listing deficiency was the Company's stock market price falling below $1.00. In November 1999, Nasdaq informed the Company that it was not incompliance with an additional criterion, that of maintaining at least $4 million in tangible net assets. In the first quarter of 2000, the Company was notified by NASDAQ that it had met the requirements for continued listing on NMS, provided that it Make a public filing, on or before March 15, 2000, evidencing, with pro forma statements that it had tangible net assets of at least $5 million, taking into account transactions between January 31 and March 15, 2000. The notice further provided that the Company must hold an annual meeting of shareholders in April 2000 and that it maintain compliance with all other aspects of the listing criteria. With the equity transactions described above and the acquisition of substantially all of the assets of Object Application Systems, Inc. (described below and more fully in Note M, Notes to Financial Statements), the Company filed Form 8K on March 15, which showed that the Company had, on March 15, 2000, well in excess of $5 million in tangible net assets. The Company has scheduled a shareholders' meeting for April 21, 2000 and believes that it has, with the conduct of the April 21, 2000 shareholders' meeting, met all criteria for continued listing on NMS.

         On March 20, 2000, the Company sold a series of debentures, convertible under certain circumstances into shares common stock of the Company, for an aggregate price of $4.5 million. The debentures bear interest at the rate of 4%, which, at the option of the holder, may be paid in shares of common stock. The shares of stock underlying the debentures will be included in a registration statement to be filed by the Company with the SEC by May 15, 2000. The Company receives $3.5 million at the closing, with another $1 million to be received after the registration of the underlying shares becomes effective. The debentures generally are convertible either after 120 days or after the registration becomes effective, whichever event occurs first. There are certain penalties included in the agreements for failure to register the underlying stock. The debentures are convertible into common stock at the lower of $3.38 or the lowest closing price of the Company's common stock during the 30 trading days immediately preceding conversion. Each debenture has attached to it a warrant granting the holder the right to purchase .5 shares at $6.77 per share and .1 shares at $12.00 per share. The Company expects to record related expenses of approximately $470,000, for commissions and legal expenses related to the sale of the debentures. The foregoing is qualified in its entirety by reference to the Debenture, Warrant and Securities Purchase Agreements, all of which are exhibits to this report.

         Management believes that the working capital and liquidity position of the Company, together with funds available under the Company's debentures outlined above, are adequate to meet the Company's working capital requirements based upon its current level of operations. However, significant internal growth or additional acquisitions could create a need for additional working capital. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets.

         The Company has no significant long-term debt outstanding as of December 31, 1999.

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


YEAR 2000

         The Company has experienced no significant problems related to the Year 2000 with its internal systems nor with any equipment or systems sold to its customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES

Contents


--------------------------------------------------------------------------------

ITEM 8:  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            22


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets                                              23

     Consolidated statements of operations                                    24

     Consolidated statements of stockholders' equity (deficit) and other
          comprehensive income and losses                                     25

     Consolidated statements of cash flows                                    26

     Notes to Consolidated Financial Statements                            27-44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Socrates Technologies Corporation and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Socrates Technologies Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income and losses and cash flows for the year ended December 31, 1999, the three-month period ended December 31, 1998 and the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Socrates Technologies Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of operations and their cash flows for the year ended December 31, 1999, the three-month period ended December 31, 1998 and the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.



                                                    GRANT THORNTON LLP


Vienna, Virginia
March 3, 2000,
(except for
Note M, for which the
date is March 27, 2000)

Socrates Technologies Corporation and Subsidiaries
Consolidated balance sheets
(thousands of dollars, except share data)
-----------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                                          ---------------------------
                                                                             1999           1998
                                                                             ----           ----
Assets
Current assets
     Cash and cash equivalents                                               $    942       $  2,423
     Investments                                                                    -          1,479
     Accounts receivable, net of allowance
         for doubtful accounts                                                  3,769         10,437
     Inventory                                                                     54          1,073
     Advances and other receivables                                               211            217
     Prepaid expenses                                                             194            779
     Net assets of discontinued operations held for sale                            -            162
                                                                          ------------   ------------

Total current assets                                                            5,170         16,570

Property and equipment, net                                                       636          1,019
Capitalized software costs, net                                                     -             68
Goodwill, net                                                                   4,542          3,944
Deferred tax asset, net of valuation allowance                                  1,200          1,200
Other assets                                                                       72            104
                                                                          ------------   ------------

Total assets                                                                 $ 11,620       $ 22,905
                                                                          ============   ============

Liabilities and stockholders' equity
Current liabilities
     Line of credit and financing arrangement                                $      -       $  4,491
     Notes payable                                                                134              0
     Accounts payable and accrued liabilities                                   4,036          4,077
     Shareholder loans and interest                                                 -          1,155
                                                                          ------------   ------------
Total current liabilities                                                       4,170          9,723

Stockholders' equity
     Common stock, $.01 par value,
         50,000,000 shares authorized, 21,264,644 and 17,740,620 shares issued; 18,263,228 and 14,739,204 shares outstanding at
         December 31, 1999 and 1998, respectively                                 212            177
     Stock subscription receivable                                               (150)          (150)
     Additional paid-in capital                                                51,924         49,342
     Treasury stock, at cost, 3,001,416 shares                                (17,554)       (17,554)
     Accumulated deficit                                                      (26,982)       (14,985)
     Accumulated other comprehensive income and (losses)                            -         (3,649)
                                                                          ------------   ------------
Total stockholders' equity                                                      7,450         13,182
                                                                          ------------   ------------

Total liabilities and stockholders' equity                                   $ 11,620       $ 22,905
                                                                          ============   ============

        The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries
Consolidated Statements of Operations
(thousands of dollars, except per share amounts)
------------------------------------------------------------------------------------------------------------
                                                                 Three Months
                                                    Year Ended      Ended            Fiscal years ended
                                                   December 31,  December 31,          September 30,
                                                  ----------------------------  ----------------------------
                                                     1999            1998           1998           1997
                                                     ----            ----           ----           ----
Products                                              $15,828         $10,920        $57,222        $33,756
Services                                                7,411           1,730          4,786            579
                                                  ------------   -------------  -------------  -------------
Total Sales                                            23,239          12,650         62,008         34,335

Products                                               14,632          10,251         50,696         29,522
Services                                                5,183           1,041          2,603            451
                                                  ------------   -------------  -------------  -------------
Total Cost of Sales                                    19,815          11,292         53,299         29,973

Gross Profit                                            3,424           1,358          8,709          4,362

Expenses
   Selling, general and administrative                  7,467           3,063          8,518          3,513
   Depreciation and amortization                          959             271            964            514
   Restructuring Charges                                3,627           1,290              -              -
                                                  ------------   -------------  -------------  -------------
                                                       12,053           4,624          9,482          4,027
                                                  ------------   -------------  -------------  -------------

Income (Loss) from Operations                          (8,629)         (3,266)          (773)           335

Gain (Loss) on Sale of Investment                      (3,953)           (184)         1,594              -
Interest and financing income (expense)                  (128)           (443)           292            778
Other income                                              712               -              -              -
                                                  ------------   -------------  -------------  -------------

Earnings (loss) Before Income Taxes                   (11,997)         (3,893)         1,113          1,113

Income Tax (Benefit) Provision
   Current                                                  -               -             31             82
   Deferred                                                 -               -           (306)           214
                                                  ------------   -------------  -------------  -------------

Earnings (loss) from Continuing Operations            (11,997)         (3,893)         1,388            817
                                                  ------------   -------------  -------------  -------------

Discontinued Operations
   Loss from operations, net of income
      tax benefits of $486 in 1997                          -          (1,132)        (1,250)          (707)

   Loss from disposal, including income tax
      expense of $1,233 in 1998                             -               -         (4,732)             -
                                                  ------------   -------------  -------------  -------------
                                                            -          (1,132)        (5,982)          (707)
                                                  ------------   -------------  -------------  -------------

Net Earnings (Loss)                                   (11,997)         (5,025)        (4,594)          $110
                                                  ============   =============  =============  =============

Earnings (Loss) Per Share
   Continuing operations--basic                         (0.77)          (0.26)          0.09           0.08
   Discontinued operations--basic                           -           (0.08)         (0.40)         (0.07)
   Net earnings (loss)--basic                           (0.77)          (0.34)         (0.31)          0.01
   Continuing operations--diluted                       (0.77)          (0.26)          0.09           0.06
   Discontinued operations--diluted                         -           (0.08)         (0.40)         (0.05)
   Net earnings (loss)--diluted                         (0.77)          (0.34)         (0.31)          0.01

        The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit) and Other Comprehensive Income and Losses
(In thousands)
-------------------------------------------------------------------------------

Year Ended December 31, 1999, Three Month Transition Period Ended December 31, 1998 and the Years ended September 30, 1998, 1997

--------------------------------------------------------------------------------


                                                        Common Stock             Stock         Additional
                                                    --------------------      Subscription       Paid-In       Accumulated
                                                    Shares        Amount       Receivable        Capital        (Deficit)
                                                    ------        ------       ----------      ----------      -----------
Balance, October 1, 1996                            10,740        $ 107         $ (150)         $ 20,578        $ (5,476)
Acquisition--Expert, Inc.                              300            3              -             1,064               -
Acquisition--Technet Computer Services, Inc.           400            4              -             2,376               -
Net Earnings                                             -            -              -                 -             110
Warrant Conversion                                      15            -              -                60               -
Issuance of Common Stock                               135            1              -               522               -
Purchase of Treasury Stock                               -            -              -                 -               -
Change in Cumulative Translation Adjustment              -            -              -                 -               -
Unrealized Gain (Loss) from Investments                  -            -              -                 -               -


Total Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1997                         11,590          115           (150)           24,600          (5,366)

Net Loss                                                 -            -              -                 -          (4,594)
Warrant Redemption & Exercise                        6,087           61              -            24,448               -
Issuance of Common Stock                                64            1              -               313               -
Purchase of Treasury Stock                               -            -              -                 -               -
Issuance's of Treasury Stock                             -            -              -              (146)              -
Tax Benefit From Option Exercises                        -            -              -               128               -
Change in Cumulative Translation Adjustment              -            -              -                 -               -
Unrealized Gain (Loss) from Investments                  -            -              -                 -               -


Total Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1998                         17,741          177           (150)           49,343          (9,960)

Net Loss                                                 -            -              -                 -          (5,025)
Change in Cumulative Translation Adjustment              -            -              -                 -               -
Unrealized Gain (Loss) from Investments                  -            -              -                 -               -


Total Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1998                          17,741          177           (150)           49,343         (14,985)

Acquisition--Networkland                             2,000           20              -             1,255               -
Conversion of shareholders' loans                    1,524           15              -             1,532               -
Net Loss                                                 -            -              -                 -         (11,997)
Change in Cumulative Translation Adjustment              -            -              -              (206)              -
Unrealized Gain (Loss) from Investments                  -            -              -                 -               -


Total Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------------


Balance December 31, 1999                           21,265        $ 212         $ (150)         $ 51,924        $(26,982)
                                                    ======        =====         ======          ========        ========



                                                                                     Accumulated
                                                                                        Other
                                                          Treasury Stock            Comprehensive
                                                      Shares         Amount         Income(Losses)       Total
                                                      ------         ------         --------------      -----
Balance, October 1, 1996                                   -       $       -           $      47      $ 15,106
Acquisition--Expert, Inc.                                  -               -                   -         1,067
Acquisition--Technet Computer Services, Inc.               -               -                   -         2,380
Net Earnings                                               -               -                   -           110
Warrant Conversion                                         -              60                   -            60
Issuance of Common Stock                                   -               -                   -           523
Purchase of Treasury Stock                              (180)           (573)                  -          (573)
Change in Cumulative Translation Adjustment                -               -                (463)         (463)
Unrealized Gain (Loss) from Investments                    -               -                (145)         (145)
                                                                                                      --------

Total Comprehensive Loss                                                                                  (499)
--------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997                             (180)           (573)               (561)       18,065

Net Loss                                                   -               -                   -        (4,594)
Warrant Redemption & Exercise                           (684)         (4,333)                  -        20,176
Issuance of Common Stock                                   -               -                   -           314
Purchase of Treasury Stock                            (2,259)        (13,045)                  -       (13,045)
Issuance's of Treasury Stock                             121             397                   -           251
Tax Benefit From Option Exercises                          -               -                   -           128
Change in Cumulative Translation Adjustment                -               -                 284           284
Unrealized Gain (Loss) from Investments                    -               -              (4,201)       (4,201)
                                                                                                      --------

Total Comprehensive Loss                                                                                (8,511)
--------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           (3,002)       (17,554)           $  (4,478)       17,378

Net Loss                                                   -               -                   -        (5,025)
Change in Cumulative Translation Adjustment                -               -                 (63)          (63)
Unrealized Gain (Loss) from Investments                    -               -                 893           893
                                                                                                      --------

Total Comprehensive Loss                                                                                (4,195)
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                            (3,002)        (17,554)             (3,648)       13,183

Acquisition--Networkland                                   -               -                   -         1,275
Conversion of shareholders' loans                          -               -                   -         1,547
Net Loss                                                   -               -                   -       (11,997)
Change in Cumulative Translation Adjustment                -               -                 135           (71)
Unrealized Gain (Loss) from Investments                    -               -               3,513         3,513
                                                                                                      --------

Total Comprehensive Loss                                                                                (8,554)
--------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                             (3,002)      $ (17,554)          $       -      $  7,450
                                                      ======       =========           =========      ========

        The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Thousands of dollars)
--------------------------------------------------------------------------------------------
                                                                                 Three Month
                                                                 Year Ended      Period Ended         Years Ended September 30,
                                                                December 31,     December 31,      -------------------------------
                                                                    1999             1998              1998               1997
                                                                -------------    --------------    -------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
   Net earnings (loss) from operations                             $ (11,997)         $ (5,025)        $ (4,594)          $   110
   Adjustments to reconcile net income (loss) to net
     cash from operating activities:
       Deferred income taxes                                               -                 -              371              (272)
       Depreciation and amortization                                     959               272              964               777
       Restructuring charges                                           2,803             1,290                -                 -
       Realized (gain) loss on investments                             3,953               439           (1,594)                -
       Equity in Earnings of Joint Venture                                 -                 -              240               (50)
       Non-cash (gains) losses from discontinued operations                -             1,031            2,030              (466)
       Loss on disposal of long term assets                                5                 -                -                 -

       Changes in operating assets and liabilities,
         net of effects of acquisitions and dispositions:
         Decrease (increase) in accounts receivable                    7,137             4,366           (8,542)             (488)
         Decrease (increase) in inventory                                754             1,434             (176)              (96)
         Decrease (increase) in tax credits and income taxes
           receivable                                                     61               (19)            (337)              369
         Decrease (increase) in prepaid expenses                          98               178             (719)               84
         Decrease (increase) in other assets                              32               148             (127)              (18)
         Decrease (increase) in advance deposits                           -                 -              (76)              132
         (Decrease) increase in accounts payable and accrued
           liabilities                                                (1,299)           (1,265)             474            (1,135)
                                                                  ------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                    2,506             2,848          (12,086)           (1,053)

Cash Flows from Investing Activities
   Cash received from purchase of subsidiary                             421                 -                -                 -
   Cash received from sale of discontinued operations                    157                 -                -                 -
   Cash received from sale of investments                              1,348                 -                -                 -
   Cash payment for purchase of subsidiary                              (700)                -                -                 -
   Cash payment for earnout of acquired subsidiary                      (750)                -                -                 -
   Investment purchases                                                    -              (567)          (5,543)             (990)
   Borrowings (payments) on margin against investments                  (309)              512            4,800             4,537
   Property, Plant and equipment purchases                               (24)              (15)            (854)             (606)
   Capitalized Software Costs                                              -                 -                -              (549)
   Investment in Joint Venture                                             -                 -                -              (216)
                                                                  ------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                      143               (70)          (1,597)            2,176

Cash Flows from Financing Activities
   Net (decrease) increase in line of credit                          (4,491)             (926)           4,243               318
   Proceeds from issuance of notes payable                               197                 -                -                 -
   Payment of notes payable                                              (65)                -                -                 -
   Proceeds from shareholder loans                                       300                 -            1,401                79
   Payment of shareholder loans                                            -              (226)            (758)                -
   Proceeds from issuance of common stock                                  -                 -              314               522
   Purchase of treasury stock                                              -                 -          (17,378)             (573)
   Proceeds from exercise of warrants                                      -                 -           24,509                60
   Issuance of treasury stock                                              -                 -              251                 -
                                                                  ------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                   (4,059)           (1,152)          12,582               406
                                                                  ------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                  (71)               31              192              (168)
                                                                  ------------------------------------------------------------------

Net Increase (Decrease) in Cash                                       (1,481)            1,657             (909)            1,361
Cash at Beginning of Year                                              2,423               766            1,675               314
                                                                  ------------------------------------------------------------------

Cash at End of Year                                                $     942          $  2,423         $    766           $ 1,675

Supplemental Disclosure of Cash Flow Information
   Income Taxes Paid                                               $      10          $      -         $    132           $    85
   Interest Paid                                                   $     105          $     21         $    223           $   262
                                                                  ==================================================================

        The accompanying notes are an integral part of these statements.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

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

     Socrates Technologies Corporation ("Socrates" or the "Company") is an information technology solutions company whose business is focused on systems engineering and integration, software engineering and customized software development, including turnkey system development and product development, and maintenance services and customized information technology to corporate and government customers.

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

     Effective January 1, 1999, the Company has changed it fiscal year end from September 30 to December 31. References to fiscal years herein are to the fiscal years of the Company ended December 31, 1999 and September 30, 1998 and 1997, respectively. References to the transition period are the three-month period ended December 31, 1998.

     REVENUE RECOGNITION

     Product sales are recognized upon shipment. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. For fixed price contracts, the Company follows the percentage of completion method for revenue recognition. Amounts received from customers prior to shipment are recorded as deposit liabilities.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997
     CASH AND CASH EQUIVALENTS

     NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Cash and cash equivalents include cash and money market accounts.

     ACCOUNTS RECEIVABLE

     Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of December 31, 1999, and 1998 management has established an allowance for doubtful accounts of approximately $1.4 million and $409,000, respectively.

     The following table depicts the activity in the allowance for doubtful accounts:

                                            Balance Beginning                           Balance End
                                                of Period       Additions   Deletions    of Period
     Fiscal year ended September 30, 1997         140                         (69)            71
     Fiscal year ended September 30, 1998          71              133                       204
     Three months ended December 31, 1998         204              272        (67)           409
     Year ended December 31, 1999                 409              991                     1,400

     INVENTORY VALUATION

     Inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out (FIFO) basis. Management evaluates obsolete and slow-moving inventory at each reporting date and either excludes such inventory from the valuation or provides for a necessary reserve to record inventory at lower of cost or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, principally using the straight-line method over estimated lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the related assets.

     CAPITALIZED SOFTWARE COSTS

     The Company had acquired certain computer software in connection with the Technet acquisition which was being amortized over a two year period, the expected remaining economic life of the related products. Amortization expense related to computer software acquired in the Technet acquisition was $68,000, $34,000, and $135,000 for year ending December 31, 1999, the three month period ended December 31, 1998, and the year ended September 30, 1998. At December 31, 1999 the capitalized software costs are fully depreciated.

     GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years.

     During 1999, the Company paid $750,000 to the former owner of its Technet subsidiary and accrued $250,000 in satisfaction of an earn-out provision associated with the acquisition of the Technet in 1997. This payment and accrual were charged to goodwill.

     Amortization expense charged to operations in the during the fiscal year ended December 31, 1999 was $569,000 and for the three month period ended December 31, 1998 was $153,000 and for the fiscal years September 30, 1998 and 1997 was $614,000 and $382,000, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. As a result of the reviews of the recoverability of the recorded goodwill at December 31, 1999, approximately $1.8 million of goodwill was written off to restructuring charges, of which $1.6 million was written off in the fourth quarter. It is possible that estimates of anticipated future gross profits of acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

     INCOME TAXES

     Deferred taxes are recognized, subject to a valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

     The computations of basic and fully diluted earnings (loss) per share are as follows:

                                                 Year ended          3 months ended          Year ended          Year ended
(Thousands, except per share amounts)          December 31, 1999    December 31, 1998    September 30, 1998  September 30, 1997
--------------------------------------------------------------------------------------------------------------------------------

Numerator
    Earnings (loss) from continuing operations      $(11,997)              $ (3,893)            $ 1,388            $     817
                                                -----------------------------------------------------------------------------

Denominator
    Denominator for basic earnings (loss) per
    share-weighted average shares                     15,547                 11,448              14,884               10,800
                                                -----------------------------------------------------------------------------

Effect of diluted securities
    employee stock options and warrants                 0.00                   0.00                 260                2,010
                                                -----------------------------------------------------------------------------

Denominator for diluted earnings (loss) per
    share-adjusted weighted average
    shares and assumed conversions                    15,547                 11,448              15,144               12,810
                                                -----------------------------------------------------------------------------

Basic earnings (loss) per share from
    continuing operations                           $  (0.77)              $  (0.34)            $  0.09            $    0.08
                                                -----------------------------------------------------------------------------

Diluted earnings (loss) per share from
    continuing operations                           $  (0.77)              $  (0.34)            $  0.09            $    0.06
                                                -----------------------------------------------------------------------------


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

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


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


     NOTE B--RESTRUCTURING OF OPERATIONS

     During the year ended December 31, 1999, the Company continued and concluded the reorganization and restructuring of its businesses aimed at concentrating on higher margin product and service sales. The effort is concentrated on reconfiguring the operating model of its Computer System Sales, Integration and Training business segment to streamline support infrastructure and realigning sales force accountability and focus. Associated with this effort was a significant downsizing of the Company operations in New York, acquired in 1997 with the acquisition of Expert, Inc. and the folding of the JMR Distributors and Socrates Technologies Computer System Sales, Integration and Training Segment business. With the acquisition of Networkland, Inc., the Company transfered certain staff and resources from the Company's Largo facility to Networkland, Inc. facility in Rossyln, Virginia. The Company intends to sublease the Largo facility except the classrooms utilized for the Company's IT training programs. This reorganization had a significant impact on operating results during the year ended December 31, 1999 due to downward adjustments to the carrying value of goodwill, inventory and fixed assets associated with reorganized operations.

     During the year ended December 31, 1999, the Company recorded charges totaling $3.6 million associated with the restructuring of its Computer System Sales, Integration and Training Segment. The charges consisted of non- cash write downs of goodwill associated with certain restructured operations of $1.8 million. Additional charges consisted of write-downs of inventory, receivables and fixes assets, the recording of certain personnel costs associated with restructuring the operations, and the establishment of reserves for anticipated losses on subleases. At December 31, 1999, the Company has remaining accrued liabilities of associated with the restructuring approximately $568,000, all of which are expected to be utilized in 2000.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     Management's decision to write down the value associated with goodwill acquired in the 1997 acquisition of Socrates Technologies, Inc. ("STI") was due to the fact that the Company is no longer targeting Socrates customers, the "build to order" operations where in the Company assembled custom computers and peripherals have been ceased, and substantially all of the Socrates employee base is no longer with the Company. In addition, goodwill was written down to zero because the training operations within Socrates that continue were commenced after the acquisition and management believes any value associated with the Socrates name can not be estimated.


     NOTE C---INVENTORY

         Inventory consists of the following:

                                                       (thousands of dollars)
                                                            December 31,
                                                       -----------------------
                                                       1999             1998
                                                       ----             ----
           Raw materials                               $  -            $  314
           Finaished goods                               54               759
                                                       ----            ------

                                                       $ 54            $1,073
                                                       ====            ======



     NOTE D--PROPERTY AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                       (thousands of dollars)
                                                            December 31,
                                                       -----------------------
                                                       1999             1998
                                                       ----             ----
           Autos and trucks                           $   127         $   127
           Furniture and office equipment                 879             996
           Purchased software                             307             310
           Leasehold improvements                         160             160
                                                      -------         -------
                                                        1,473           1,593
           Less: Accumulated depreciation                (837)           (574)
                                                      -------         -------

                                                      $   636         $ 1,019
                                                      =======         =======


     NOTE E--VENDOR FINANCING ARRANGEMENT

     The Company maintained a wholesale financing agreement and an accounts receivable credit facility with a finance company for the financing for one of its subsidiaries. The agreement provided the Company with the ability to pay for certain scheduled inventory purchases on terms similar to those that would be provided by third party vendors and to borrow against accounts receivable.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997


     The agreement was collateralized by all present and future accounts receivable and inventory of Company's subsidiary. In addition, the Company must comply with certain financial and reporting covenants. At September 30, 1999 the Company was not in compliance with certain covenants, including the Tangible Net Worth and Subordinated Debt covenants, contained in the wholesale and business finance agreements. The Company paid off all its obligations under the financing arrangement in October 1999 and the agreement was terminated. Amounts due to finance company under the agreement at December 31, 1999 and 1998 was $0 and $4.5 million, respectively.

     During the fourth quarter of 1999, the Company entered into two short term accounts receivable financing agreements with a finance company, which provided for advances against accounts receivable in the amounts of $85,000 and $100,000, respectively. Of these amounts, at December 31, 1999 the Company owed approximately $129,000, which was repaid in January of 2000.

     NOTE F--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                       (thousands of dollars)
                                                            December 31,
                                                      -----------------------
                                                       1999             1998
                                                       ----             ----
           Vendor trade payables                      $ 2,392        $ 3,220
           Salaries and commissions payable               306            757
           Other accrued liabilities                    1,338            100
                                                      -------        -------

                                                      $ 4,036        $ 4,077
                                                      =======        =======

     NOTE G--INCOME TAXES

     The provision for income taxes consists of the following:

                                                                                                 Fiscal years ended
                                                               Year Ended                          September 30,
                                                              December 31,         3 months   --------------------------
                                                                 1999           ended 12/31/98     1998          1998
                                                                 ----           --------------     ----          ----
     Federal
     Current                                                          -                 -              -             -
     Deferred                                                   $(3,291)           $ (945)       $(2,348)       $  342
                                                                -------            ------        -------        ------

     Total Federal                                               (3,291)             (945)        (2,348)          342
                                                                -------            ------        -------        ------

     State
     Current                                                          -                 -             31            83
     Deferred                                                      (484)             (139)          (345)           50
                                                                -------            ------        -------        ------

     Total State                                                   (484)             (139)          (314)          133
                                                                -------            ------        -------        ------

     Increase (Decrease in valuation allowance)                   3,775             1,084          2,387          (178)
                                                                -------            ------        -------        ------

     Net provision                                              $     -            $    -        $  (275)       $  297
                                                                =======            ======        =======        ======



     Reconciliation of the income tax provision at the federal statutory rate to the income tax at the effective rate:

                                                                                                 Fiscal years ended
                                                               Year Ended                          September 30,
                                                              December 31,        3 months    --------------------------
                                                                 1999          ended 12/31/98      1998          1997
                                                                 ----          --------------      ----          ----

     Tax (benefit) at U.S. Federal statutory rates              $(4,079)          $(1,323)       $   378        $   378

     Increase (decrease) resulting from:

     State tax (benefit)                                           (600)             (195)            56             90
     Goodwill amortization                                          916               436            292            165
     Change in valuation allowance against deferred tax asset     3,776             1,084          2,387           (178)
     Other permanent differences                                    (13)               18            136           (158)
     Tax benefit associated with loan forgivenes
        to foreign subsidiary                                         -               (20)        (3,524)             -
                                                                -------           -------        -------        -------

     Income tax provision (benefit)                             $     -           $     -        $  (275)       $   297
                                                                =======           =======        =======        =======


     Tax effect of temporary differences between financial statement amounts and tax bases and liabilities which give rise to a deferred tax asset are as follows:

                                                                                                 Fiscal years ended
                                                               Year Ended                          September 30,
                                                              December 31,       3 months     --------------------------
                                                                  1999        ended 12/31/98       1998          1997
                                                                  ----        --------------       ----          ----

Net Operating Losses                                            $ 6,000           $ 4,158        $ 3,201        $  220
Accrued Compensation                                                119               270            348           659
A/R and Inventory Reserves                                          622               225             63            26
Depreciation and Other                                               92                18            (25)         (139)
Excess of Capital losses over capital gains                       1,613                 -              -             -
Valuation Allowances                                             (7,246)           (3,471)        (2,387)            -
                                                                -------           -------        -------        ------

Net deferred Tax Asset                                          $ 1,200           $ 1,200        $ 1,200        $  766
                                                                =======           =======        =======        ======

     Following is a table depicting the activity the Company's valuation allowance against deferred income tax assets:

                                            Balance Beginning                           Balance End
                                                of Period       Additions   Deletions    of Period
     Fiscal year ended September 30, 1997       3,471            3,775           -         7,246
     Fiscal year ended September 30, 1998       2,387            1,084           -         3,471
     Three months ended December 31, 1998           -            2,387           -         2,387
     Year ended December 31, 1999                 178                -        (178)            -

     The above table does not reflect the tax effect of unrealized losses on available for sale securities classified in stockholders' equity as of December 31, 1998, amounting to approximately $1.7 million. This tax effect has been fully reserved by establishing an additional $1.7 million valuation allowance at December 31, 1998. In addition, the table excludes tax benefits available in Canada as discussed below.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997


     NOTE G--INCOME TAXES--Continued

     Management regularly reviews for recoverability deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at each balance sheet date, management considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible such as goodwill amortization, and for the anticipated impact of management's operating plans. The recovery of the deferred tax asset at December 31, 1999 is dependent upon the Company generating taxable income in the future sufficient to realize the associated tax benefits.

     The Company fully reserved against tax benefits associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses is uncertain. However, the Company has not adjusted the previously recorded net deferred tax asset of $1.2 million based its estimate of future taxable income expected to be generated from its continuing operations. A key aspect of this analysis was that the Company's operations, exclusive of restructuring charges, have generated taxable income since completing the restructuring of its operations in the third quarter of 1999. In the event taxable income is not generated at sufficient levels, writedowns of the deferred tax asset may be necessary.

     The Company has net operating loss carry forwards available to offset U.S. taxable income of approximately $15.0 million at December 31, 1999, expiring through 2019. While the future use of these net operating loss carryforwards has not been significantly affected by the Company's past acquisitions, in the event a change in control occurs in the future, use of all or a portion of the U.S. carryforwards could be affected. In addition, the Company has net operating loss and research expenditure carryforwards available to offset future taxable income generated in Canada. However, with the discontinuance of the Company's business in Canada in the past year, use of such Canadian tax benefits is dependent upon the Company conducting certain lines of business in Canada in the future, which management believes is doubtful at the present time.


     NOTE H--STOCKHOLDERS' EQUITY

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

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE H--STOCKHOLDERS' EQUITY--CONTINUED


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



                                                                               THREE MONTHS
                                                                YEAR ENDED         ENDED              YEAR ENDED SEPTEMBER 30,
                                                               DECEMBER 31,     DECEMBER 31,          ------------------------
                                                                  1999             1998                1998             1997
                                                               ------------    -------------           ----             ----

     Earnings (loss) from continuing operations:
        As reported                                             $ (11,997)       $ (3,893)            $ 1,388           $  817
        Pro forma                                               $ (12,602)       $ (4,072)            $   604           $  580
     Earnings (loss) per share, from continuing operations:
        As reported                                             $   (0.77)       $   (.26)            $  0.09           $ 0.06
        Pro forma                                               $   (6.79)       $   (.28)            $  0.04           $ 0.05



     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1999, the three month period ended December 31, 1998 and years ended September 30, 1998 and 1997, respectively: expected volatility of 106 percent, 114 percent, 84 percent and 74 percent, risk free interest rates of 5.45 percent, 4.38 percent, 5.36 percent and 5.89 percent; expected lives for options granted during the periods were 2.3 years for the year ended December 31, 1999, 2.0 years for the three month period ended December 31, 1998, and 2.6 years for the years ended September 30, 1998 and 1997.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE H--STOCKHOLDERS' EQUITY--CONTINUED

     Following is a summary of stock option transactions:

     Outstanding, October 1, 1996                              $         -

     Granted during the year (at prices
     ranging from $2.94 to $7.00 per shre)                         924,000
     Forfeited during the year                                           -
     Exercised during the year                                           -

     Outstanding, September 30, 1997                               924,000
                                                               -----------
     Granted during the year (at prices ranging from
            $1.75 to $6.06 per share)                              100,000
     Forfeited during the year                                    (180,000)
     Exercised during the year                                     (85,600)
     Outstanding, September 30, 1998                               758,400
                                                               -----------
     Granted during the period (at prices ranging from
             $1.50 to $1.75 per share)                             155,000
     Forfeited during the period                                   (24,250)
     Exercised during the period                                         -
     Outstanding, December 31, 1998                                889,150
                                                               -----------
     Granted during the year (at prices ranging from
             $.50 to $1.38 per share)                            1,280,000
     Forfeited during the year                                    (277,150)
     Exercised during the year                                           -
     Outstanding, December 31, 1999                              1,942,000
                                                               -----------
     Exercisable at end of year
         (at prices ranging from
         $1.38 to $6.56 per share)                                 832,750
                                                               -----------
     Weighted average stock option price                       $      1.91
                                                               -----------
     Weighted average fair value of options
     granted during fiscal:     1997                           $      3.16
                                1998                                  1.34
                 three months ended Dec. 31, 1998                      .97
                                1999                                   .53
                                                               ===========


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


     NOTE I--COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES

     The minimum rental payments payable under a long-term lease for premises, exclusive of certain operating costs determined annually, and for the lease of equipment at December 31, 1999, are approximately as follows:

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIE
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE I--COMMITMENTS AND CONTINGENT LIABILITIES--CONTINUED

            (thousands of dollars)
                 Years ending
                  December 31,
                  ------------
                      2000          $   850
                      2001              812
                      2002              744
                      2003              335
                                    -------

                                    $ 2,741
                                    =======



     Rent expense was $652,000, $240,000, $663,000, and $490,000 for year ended
     December 31, 1999, for the three month period ended December 31, 1998, and the years ended September 30, 1998, and 1997, respectively.

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

     LEGAL MATTERS

     In the ordinary course of conducting business, the Company is subject, from time to time, to certain legal proceedings concerning the Company's business. A summary of significant legal matters follows.

     The Company is pursuing a $5.6 million claim against a national broker-dealer in an arbitration case before the National Association of Securities Dealers, Inc. The Company alleges that the defendant broker-dealer mismanaged and engaged in authorized actions with respect to the Company assets and accounts. The matter has not been set for a hearing. The Company believes that its claims have merit and intends to aggressively pursue its claims in the arbitration. There can be no assurance that the Company will prevail on any of its claims or that the Company will recover any damages sought in this suit.

     The Company filed a lawsuit in January 2000 in the Superior Court of the District of Columbia against National Public Radio and AAA Networks alleging breach of contract by National Public Radio and tortuous interference in contract against AAA Networks. On March 2000, the Superior Court denied without a hearing the motion of National Public Radio to dismiss the case. The Company is seeking $300,000 in compensatory damages and unspecified amount in punitive damages. The Company believes that its claims have merit and STI intends aggressively pursue its claims in the case. A trial date has not been set for this case.

     In January 2000, Hirata Corporation and Hirata Corporation USA amended their complaint in an civil action in the U.S. District Court for the Southern District of Indiana (Hirata Corporation and Hirata Corporation USA v. Daniel Porush, Jordan Belfort, et al., Case ) to add as defendants to the case the following corporations and person: the Company; its former Chairman, Chief Executive Officer and President, Edward Ratkovich; and two other corporations that are not affiliated with the Company or Mr. Ratkovich. With respect to the Company and Mr. Ratkovich, the amended complaint alleges that Mr. Ratkovich, as an officer of the Company, conspired with the two defendants who were officers of the underwriter to manipulate the public market for the Company's common stock and that said manipulation harmed the plaintiffs in an unspecified amount of damages. The Company believes that the amended complaint is frivolous, without basis in law or in fact on its face, was not timely filed and was prompted by the plaintiffs lack of success to date against the original defendants. The law firm of Jones Day Reavis & Pogue in Washington, D.C. has been retained to represent the Company and Mr. Ratkovich in this case. The Company intends to aggressively pursue the dismissal of the case and to defend itself against all allegations in the amended complaint.

     Washington Sports & Entertainment, Inc. filed a lawsuit in the Superior Court of the District of Columbia in March 2000 against the Company for alleged breach of contract to supply computer hardware and to license a box suite at the MCI Center in Washington, D.C. The Company has denied the claims of the plaintiff. A trial date has not been set in this case. The Company is currently negotiating a settlement to the lawsuit and the Company believes that this lawsuit will be settled before the trial date and that such settlement shall not have an adverse material affect on the Company's financial condition or results of operations.

     As previously reported, the Company was sued by Technospin, Inc. for alleged breach of a corporate guarantee under a manufacturing agreement between Technospin, Inc. and MVS. The Company has counter claimed against Technospin, Inc. for breach of contract under the manufacturing agreement. The matter has not been set for trial. The Company has provided for a reserve against any liability in this case in its 1999 financial statements. The Company intends to aggressively pursue its claims against Technospin, Inc. and to aggressively defend itself against Technospin, Inc.'s claims. The Company cannot at this time predict with any certainty the results or impact of this case on the Company and its financial condition or results of operations.

     The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. The results of these legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations. Most of these legal proceedings concern accounts payable allegedly owed by the Company's discontinued operations, especially Expert and Socrates Technologies, Inc.


     TRANSACTIONS WITH STOCKHOLDERS AND AFFILIATES

     During December 1999, the Company converted loans payables to stockholders to equity. Loans to such stockholders had been loaned under three separate loan agreements bearing interest at 9 percent, 8 percent, and 16 percent respectively. The total amount of loan payable converted to equity included principle amount of approximately $1.3 million and interest of approximately $290,000.

         During 1999, accrued salary of approximately $691,000 due to the former Chairman of the Board of Directors was forgiven in order to resolve certain matters between the Company and the individual. The forgiveness of salary was recorded as other income in the Company's results of operations.

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE I--COMMITMENTS AND CONTINGENT LIABILITIES--CONTINUED

     During October 1999, the President of one of the subsidiaries resigned. Subsequent to the resignation, the President formed another software company which performed consulting services to the subsidiary of approximately $62,000.

     The Company also subcontracted certain software development services to an affiliated software development company in India, which is owned by the former President and CEO of the subsidiary of $315,000, $70,000, $262,000 and $87,000 during the year ended December 31, 1999 and the three months period ended December 31, 1998 and the years ended September 30, 1998 and 1997, respectively.

     During the current year the Company performed consulting services for a company owned by the former Chairman and CEO of the Company. Total revenue generated for consulting was approximately $39,000 for year ended December 31, 1999.

     NOTE J--SEGMENT INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended September 30, 1998. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

     Segment income is the measure of profit and loss that our CODM uses to assess performance and make decisions. Segment income represents the sales less the cost of sales and direct expenses incurred within the operating segments. Corporate level operating expenses are not allocated to operating segments. Business units do not sell to each other, and accordingly, there are no intersegment sales. At December 31, 1999, the Company's continuing operations are represented by two identifiable segments: Computer Systems Sales, Integration and Training and Software Development.

     For the year ended December 31, 1999, the Company did not have a single customer that accounted for more than 10 percent of the total consolidate revenue. For the three month period ended December 31, 1998 and the years ended September 30, 1998 and 1997, the Company had one customer that accounted for approximately 24 percent, 30 percent and 21 percent of its total revenue, respectively. In addition, approximately, 15 percent of the Company's sales in fiscal years 1997, were to customers outside North America. The Company had no material export sales in fiscal years 1999 and 1998 or during the three month period ended December 31, 1998. In addition, while a portion the Company's sales in the past have been from customers in Asia, the Company's continuing operations are conducted in the United States.

     Financial information relating to the Company's industry segments for continuing operations for the three months ended December 31, 1999, transition period representing the three month period ended 1998 and the fiscal year ended December 31, 1999 and fiscal years ended September 30, 1998 and 1997 is as follows:

(Thousands of dollars)                    THREE MONTHS ENDED DECEMBER 31, 1999
(unaudited)                      -------------------------------------------------------
                                 COMPUTER
                                 SYSTEM SALES,
                                 INTEGRATION      SOFTWARE      GENERAL
                                 AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
     -----------------------------------------------------------------------------------

        Sales to unaffiliated
           Customers               $  3,659      $  1,825       $     -         $  5,484
        Operating profit (loss)      (1,790)          (26)         (347)          (2,163)
        Net income (loss)            (1,630)          (29)         (478)          (2,137)
        Total assets                  4,097         5,168         2,355           11,620
     -----------------------------------------------------------------------------------

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE J--SEGMENT INFORMATION--CONTINUED



                                          THREE MONTHS ENDED DECEMBER 31, 1998
                                 -------------------------------------------------------
                                 COMPUTER
                                 SYSTEM SALES,
                                 INTEGRATION      SOFTWARE      GENERAL
                                 AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
     -----------------------------------------------------------------------------------

     Sales to unaffiliated
       customers                  $  10,920      $  1,730     $      -         $  12,650
     Operating profit (loss)         (3,083)           76         (259)           (3,266)
     Net income (loss)               (3,349)           22         (566)           (3,893)
     Total Assets                    16,343         4,180        2,382            22,905


                                                 YEAR ENDED DECEMBER 31, 1999
                                 -------------------------------------------------------
                                 COMPUTER
                                 SYSTEM SALES,
                                 INTEGRATION      SOFTWARE      GENERAL
                                 AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
     -----------------------------------------------------------------------------------

     Sales to unaffiliated
         customers                $  15,828      $  7,411     $       -        $  23,239
     Operating profit (loss)         (7,333)          355        (1,651)          (8,629)
     Net income (loss)               (7,487)          358        (4,769)         (11,997)
     Total Assets                     4,097         5,168         2,355           11,620




                                                 YEAR ENDED SEPTEMBER 30, 1998
                                 -------------------------------------------------------
                                 COMPUTER
                                 SYSTEM SALES,
                                 INTEGRATION      SOFTWARE      GENERAL
                                 AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
     -----------------------------------------------------------------------------------


     Sales to unaffiliated
       customers                  $  57,223      $  4,786      $      -        $  62,008
     Operating profit (loss)           (163)          298          (908)            (773)
     Net income (loss)                 (569)          265         1,692)           1,388
     Total Assets                    21,704         3,995         2,013           27,712

                                                 YEAR ENDED SEPTEMBER 30, 1997
                                 -------------------------------------------------------
                                 COMPUTER
                                 SYSTEM SALES,
                                 INTEGRATION      SOFTWARE      GENERAL
                                 AND TRAINING    DEVELOPMENT    CORPORATE         TOTAL
     -----------------------------------------------------------------------------------


     Sales to unaffiliated
        customers                 $  33,755       $   579         $       -  $  34,335
     Operating profit (loss)          1,494           (91)           (1,068)       335
     Net income (loss)                1,115           (96)             (202)       817
     Total Assets                    12,316         2,991             3,142     18,449


     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE K--DISCONTINUED OPERATIONS

     During the year ended December 31, 1999, the Company completed the sale of the assets of its machine vision welding and scanner business conducted from its wholly owned subsidiary, MVS Modular Vision Systems, a Canadian corporation, to allow the Company to focus on what management believes to be the segments of its business which offer greater potential for enhancing shareholder value.

     NOTE L--QUARTERLY INFORMATION (UNAUDITED)

     Quarterly information for the last three fiscal years is as follows (all amounts in thousands):

     YEAR ENDED
     December 31, 1999        MARCH 31         JUNE 30            SEPTEMBER 30    DECEMBER 31      TOTAL
     --------------------------------------------------------------------------------------------------------
     Sales                   $  7,851          $  5,950            $  3,954        $  5,484       $  23,239

     Income (loss) from
        operations             (1,288)           (3,047)             (2,131)         (2,163)         (8,629)
                             --------------------------------------------------------------------------------
     Net earnings (loss)     $ (1,368)         $ (3,081)           $ (5,411)       $ (2,137)      $ (11,997)
                             --------------------------------------------------------------------------------

     YEAR ENDED               DECEMBER 31,       MARCH 31,          JUNE 30,       SEPTEMBER 30,
     SEPTEMBER 30, 1998          1997              1998               1998             1998         TOTAL
     --------------------------------------------------------------------------------------------------------
     Sales                   $ 12,714          $ 14,823            $ 16,330        $ 18,141      $  62,008

     Income (loss) from
        operations               (113)             (684)                247            (223)          (773)

     Income (loss) from
        continuing
        operations                (61)             (360)              2,002            (193)         1,388

     Loss from
        discontinued
        operations including
        loss on disposal         (502)           (5,228)               (114)           (138)        (5,982)

                             --------------------------------------------------------------------------------
     Net earnings (loss)     $   (563)         $ (5,588)           $  1,888        $   (331)     $  (4,594)
                             --------------------------------------------------------------------------------

     YEAR ENDED               DECEMBER 31,       MARCH 31,          JUNE 30,       SEPTEMBER 30,
     SEPTEMBER 30, 1998          1996              1997               1997             1997         TOTAL
     --------------------------------------------------------------------------------------------------------
     Sales                   $  6,759           $ 8,162             $ 9,972        $  9,442       $ 34,335

     Income (loss) from
        operations                344               377                 206            (592)           335

     Income (loss) from
        continuing
        operations                431               504                 588            (706)           817

     Earnings (loss) from
        discontinued
        operations                169               104                 229          (1,209)          (707)
                             --------------------------------------------------------------------------------
     Net earnings (loss)     $    600           $   608             $   817        $ (1,915)      $    110
                             --------------------------------------------------------------------------------

     SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
     Notes to Consolidated Financial Statements--Continued
     DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

     NOTE L--Acquisition of Networkland

     The Company acquired all the outstanding stock of Networkland, Inc. effective August 16, 1999. The Company paid $700,000 in cash and 2,000,000 shares of common stock valued at $1.3 million at closing. The merger agreement also specified that an additional $450,000 in cash would be paid over a three year period following the merger. The acquisition of Networkland, Inc. was accounted for as a purchase. The cost exceeded the fair value of net assets resulting in goodwill of $2.0 million. Goodwill will be amortized using an estimated life of ten years. The results of operations of Networkland, Inc. are included in the accompanying financial statements since the date of acquisition.

     Pro forma financial information should be read in conjunction with the related historical information, and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

     The unaudited proforma results of operations of the combined entities are summarized below:

                                                           Years ended
                                                   December 31,    September 30,
     (Thousands of dollars)                           1999             1998
                                                   -----------     -------------
     Revenue
          Socrates                                   $18,745          $62,008
          Networkland, Inc. (unaudited)                8,943            5,058
                                                     -------          -------
     Combined revenue                                $27,688          $67,066
                                                     =======          =======

     Net income (loss)
          Socrates                                 $ (12,298)       $  (4,594)
          Networkland, Inc. (unaudited)                  697                4
                                                     -------          -------
     Combined net income (loss)                    $ (11,601)        $ (4,590)
                                                   =========         ========

     Note M--SUBSEQUENT EVENTS

     In January of 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $865,000.

     Effective March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Object Applications Systems, Inc. for total consideration of approximately $4.7 million, payable in cash, note payable and common stock of the Company. The Company will record the transaction as an asset purchase, allocating the total purchase price to the various assets purchased, with any excess of purchase price over fair market vale of assets purchased to goodwill. The principal asset purchased in the agreement is software, independently valued at no less than $3.68 million. The estimated purchase price allocation, is as follows (unaudited):

        Cash and note payable                                $  420
        Capital Stock                                         3,786
        Liabilities assumed                                     487
        Deferred revenue, maintenance contracts                  37
                                                             ------

     Total purchase price                                    $4,730
                                                             ======

     Allocation of purchase price
        Accounts receivable                                  $  272
        Loans and exchanges                                     354
        Fixed assets, net                                         6
        Security deposits                                        16
        Internally developed software                         3,680
        Goodwill                                                402
                                                             ------

     Total allocation of purchase price                      $4,730
                                                             ======

     Pro forma financial information should be read in conjunction with the related historical information, and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

     The proforma balance sheet of Socrates Technologies Corporation at December 31, 1999 giving effect to the transaction as if it had occurred at December 31, 1999 is summarized below:

                                                                                               Pro forma
                                                                                               Unaudited
        Assets                                                   31-Dec-99          OAS        31-Dec-99
        ------                                                   ---------          ---        ---------

        Current Assets                                            $ 5,170            272        $ 5,442
        Property and Equipment, net                                   636              6            642
        Capitalized Software Costs, net                                 -          3,680          3,680
        Goodwill, net                                               4,542            402          4,944
        Deferred Tax Asset, net of valuation
             allowance                                            $ 1,200         $    -        $ 1,200
        Other Assets                                                   72            370            442
                                                                  -------         ------        -------

        Total Assets                                              $11,620         $4,730        $16,350
                                                                  =======         ======        =======

        Liabilities and Stockholders' Equity
        Current Liabilities
             Line of credit and financing arrangement             $   134         $    -        $   134
             Accounts payable and accrued
                 liabilities                                        4,036            944          4,980
             Shareholder loans and interest                             -              -              -
                                                                  -------         ------        -------
        Total Current Liabilities                                   4,170            944          5,114


        Stockholders' Equity                                        7,450          3,786         11,236
                                                                  -------         ------        -------

        Total Liabilities and Stockholders' Equity                $11,620         $4,730        $16,350
                                                                  =======         ======        =======

     The pro forma results of operations as if the acquisition occurred on January 1, 1999 are summarized below:

     Pro forma revenue and income
     (Thousands of dollars)                                    1999
     Revenue                                                  ------
        Socrates                                             $ 23,239
        OAS, Inc. (unaudited)                                   1,695
                                                             --------
     Combined revenue                                        $ 24,934
                                                             ========

     Net loss
        Socrates                                             $(11,997)
        OAS, Inc. (unaudited)                                    (219)
                                                             --------
     Combined net loss                                       $(12,216)
                                                             ========

     On March 20, 2000, the Company sold a series of debentures, convertible under certain circumstances into shares common stock of the Company, for an aggregate price of $4.5 million. The debentures bear interest at the rate of 4%, which, at the option of the holder, may be paid in shares of common stock. The shares of stock underlying the debentures will be included in a registration statement to be filed by the Company with the SEC by May 15, 2000. The Company receives $3.5 million at the closing, with another $1 million to be received after the registration of the underlying shares becomes effective. The debentures generally are convertible either after 120 days or after the registration becomes effective, whichever event occurs first. There are certain penalties included in the agreements for failure to register the underlying stock. The debentures are convertible into common stock at the lower of $3.38 or the lowest closing price of the Company's common stock during the 30 trading days immediately preceding conversion. Each debenture has attached to it a warrant granting the holder the right to purchase .5 shares at $6.77 per share and .1 shares at $12.00 per share. The Company expects to record related expenses of approximately $470,000 for commissions and legal expenses related to the sale of the debentures.

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

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    A.       Exhibits.

    2.1           Asset Purchase Agreement, dated March 10, 2000, between
                  Socrates Solutions Corporation and Object Application Systems,
                  Inc. (1)
    2.2           Acquisition Agreement, dated August 17, 1999, by and among
                  Socrates Technologies Corporation, Networkland, Inc. and
                  Farshad Sajedi (1)
    3.2           By-laws, as amended, dated February 7, 1998
   10.1           Securities Purchase Agreement, dated March 20, 2000, by and among Socrates Technologies Corporation and Certain
                  Purchasers (1)
   10.2           4% Debenture, dated March 20, 2000, due March 2005 (1)
   10.3           Warrant Agreement, dated March 20, 2000 (1)
   10.4           Loan Conversion Agreement, dated December 31, 1999, between E.
                  Paul Roberts and Socrates Technologies Corporation (2)
   10.5           Loan Conversion Agreement, dated December 15, 1999, between
                  Edward Ratkovich and Socrates Technologies Corporation
   10.6           Employment Agreement, dated March 20, 2000, by and between
                  Timothy Keenan and Socrates Technologies Corporation (1)
   10.7           Employment Agreement, dated November 15, 2000, by and between
                  Stephen J. Fogarty and Socrates Technologies Corporation (1)
   10.8           Form of Indemnification Agreement
   10.9           1997 Stock Option Plan of Socrates Technologies Corporation
                  (3)
  10.10           1998 Non-Qualified Stock Option Plan of Socrates Technologies
                  Corporation (4)
  10.11           1999 Non-Employee Directors Stock Option Plan
  10.12           Amendment Number 3 to the Employment Agreement between Paul
                  Richter and Socrates Technologies Corporation (1)
    21            List of Subsidiaries.
    23            Consent of Independent Auditors, Grant Thornton, LLP, dated
                  March 27, 2000.

-------------

(1)    To be filed by amendment
(2) Incorporated by reference to Form 8-K, filed with the Commission on February 2, 2000

(3) Incorporated by reference to Exhibit One to the Proxy Statement, filed with the Commission on March 11, 1997

(4) Incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement (Commission File Number 333-96155), filed with the Commission on February 4, 2000

A.       Reports on Form 8-K

         The Company filed the following Form 8-K Reports during the fourth quarter of fiscal year 1999: Form 8-K, filed with the Commission on October 12, 1999 and Form 8-K, filed with the Commission on December 13, 1999.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOCRATES TECHNOLOGIES CORPORATION

March 22, 2000

                                               By: Andreas A. Keller
                                                   -----------------------------
                                                   Andreas A. Keller
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE
DATE

Andreas A. Keller                     Chairman of the Board
March 22, 2000
-----------------------------
Andreas A. Keller

Timothy J. Keenan                     President, Director
March 22, 2000
---------------------------
Timothy J. Keenan                     [Principal Executive Officer]

PAUL W. RICHTER                       Director, General Counsel,
March 22, 2000
---------------------------           Secretary
Paul W. Richter

Stephen J. Fogarty                    Chief Financial Officer,
March 22, 2000
---------------------------
Stephen J. Fogarty                    [Principal Financial Officer]

Farshad Sajedi                        Director
March 22, 2000
---------------------------
Farshad Sajedi                        Director

Mariellen Lowry                       Director
March 22, 2000
---------------------------
Mariellen Lowry

Richard W. Prins                      Director
March 22, 2000
---------------------------
Richard W. Prins