Form 10-Q
period 2000-03-31
SOCRATES TECHNOLOGIES CORP
filed 2000-05-15
CIK 937603

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended:         Commission file number:
              March 31, 2000                         0-26614

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


                                 (703) 288 6500
                -------------------------------------------------
                (Company's telephone number, including area code)

                                   -----------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes |X|  No | |


         As of May 12, 2000, 20,814,496 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

================================================================================

                      SOCRATES TECHNOLOGIES CORPORATION


                                   INDEX




PART I.    FINANCIAL INFORMATION                                Page


Item 1.    Financial Statements.                                  3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.        14

Item 4.    Submission of matters to a Vote of Security
           Holders                                               18


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                     18



SIGNATURES                                                       19

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements
----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
----------------------------------------------------------------------------
Contents
============================================================================


Interim Consolidated Financial Statements

         Interim Consolidated Balance Sheets                                4

         Interim Consolidated Statements of Operations                      5

         Interim Consolidated Statements of Cash Flows                      7

         Notes to Interim Consolidated Financial Statements                 8

Socrates Technologies Corporation and Subsidiaries
Consolidated balance sheets
(thousands of dollars, except share data)
------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                                             March 31,        December 31,
                                                                               2000              1999
                                                                          ----------------  ----------------

Assets
Current assets
     Cash and cash equivalents                                            $         2,985   $           942
     Accounts receivable, net of allowance
         for doubtful accounts                                                      4,550             3,769
     Inventory                                                                         76                54
     Advances and other receivables                                                   219               211
     Prepaid expenses                                                                 637               194
                                                                          ----------------  ----------------

Total current assets                                                                8,467             5,170

Property and equipment, net                                                           590               636
Acquired software costs, net                                                        3,680                 -
Goodwill, net                                                                       4,832             4,542
Deferred tax asset, net of valuation allowance                                      1,200             1,200
Other assets, including debt origination costs                                        950                72
                                                                          ----------------  ----------------

Total assets                                                              $        19,719   $        11,620
                                                                          ================  ================

Liabilities and stockholders' equity
Current liabilities
     Line of credit and financing arrangement                             $            40   $             -
     Notes Payable                                                                    395               134
     Accounts payable and accrued liabilities                                       3,597             4,036
                                                                          ----------------  ----------------
Total current liabilities                                                           4,032             4,170

Convertible debenture                                                               3,559                 -
                                                                          ----------------  ----------------

Total liabilities                                                                   7,591             4,170

Stockholders' equity
     Common stock, $.01 par value,
         50,000,000 shares authorized, 23,801,912 and 21,264,644 shares issued; 20,800,496 and 18,263,228 shares outstanding at
         March 31, 2000 and December 31, 1999, respectively                           238               212
     Stock subscription receivable                                                   (150)             (150)
     Additional paid-in capital                                                    57,136            51,924
     Treasury stock, at cost, 3,001,416 shares                                    (17,554)          (17,554)
     Accumulated deficit                                                          (27,542)          (26,982)
     Cumulative comprehensive income and losses                                         -                 -
                                                                          ----------------  ----------------
Total stockholders' equity                                                         12,128             7,450
                                                                          ----------------  ----------------

Total liabilities and stockholders' equity                                $        19,719   $        11,620
                                                                          ================  ================

     The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                    Three months ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                -------------  -------------
Products                                                                        $      3,280   $      5,920
Services                                                                               1,576          1,931
                                                                                -------------  -------------
Total sales                                                                            4,856          7,851

Products                                                                               2,669          5,358
Services                                                                               1,124          1,133
                                                                                ----------------------------
Total cost of sales                                                                    3,793          6,491
                                                                                -------------  -------------

Gross profit                                                                           1,063          1,360

Expenses
   Selling, general and administrative                                                 1,402          2,092
   Depreciation and amortization                                                         199            213
   Restructuring Charges                                                                   -            344
                                                                                -------------  -------------
                                                                                       1,601          2,649
                                                                                -------------  -------------

Loss from Operations                                                                    (538)        (1,289)

Interest and financing income (expense)                                                  (49)           (79)
Other income (expense)                                                                    41              -
                                                                                -------------  -------------

Loss before income taxes                                                                (546)        (1,368)

Income tax (benefit) provision
   Current                                                                                14              -
   Deferred                                                                                -              -
                                                                                -------------  -------------

Net loss                                                                        $       (560)      $ (1,368)
                                                                                =============  =============

Loss Per Share
   Net loss, basic                                                              $      (0.03)  $      (0.09)
   Net loss, diluted                                                            $      (0.03)  $      (0.09)
Weighted average shares outstanding, basic                                            19,467         14,739
Weighted average shares outstanding, diluted                                          19,467         14,739

     The accompanying notes are an integral part of these statements.

Socrates Technologies Corporation and Subsidiaries
Consolidated Statements Cash Flows
( Thousands of dollars)
--------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
                                                                                           Three months ended
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         2000              1999
                                                                                     -------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
     Net loss from operations                                                        $       (560)     $     (1,368)
     Adjustments to reconcile net loss to net
         cash from operating activities:
             Depreciation and amortization                                                    199               213
             Changes in operating assets and liabilities,  net of
                effects of acquisitions and dispositions:
                Decrease (increase) in accounts receivable                                   (508)            1,510
                Decrease (increase) in inventory                                              (22)              657
                Decrease (increase) in advances and other receivables                          (8)                -
                Decrease (increase) in tax credits and income taxes receivable                  -              (261)
                Decrease (increase) in prepaid expenses                                      (427)              150
                Decrease (increase) in other assets                                          (524)                -
                (Decrease) increase in accounts payable and accrued liabilities              (960)              818
                                                                                     -------------     -------------
Net Cash (Used in) Provided by Operating Activities                                        (2,810)            1,604

Cash Flows from Investing Activities
     Cash payment for purchase of subsidiary                                                  (51)                -
     Property, Plant and equipment purchases                                                   (9)              (20)
                                                                                     -------------     -------------
Net Cash Used in Investing Activities                                                         (60)              (20)

Cash Flows from Financing Activities
     Net (decrease) increase in line of credit                                                 40            (3,591)
     Repayment of note payable                                                               (134)
     Proceeds from financing                                                                3,559                 -
     Proceeds from shareholder loans                                                            -                21
     Proceeds from conversion of options                                                      517                 -
     Proceeds from issuance of common stock                                                   931                 -
                                                                                     -------------------------------
Net Cash (Used in) Provided by Financing Activities                                         4,913            (3,570)
                                                                                     -------------------------------

Net Increase (Decrease) in Cash                                                             2,043            (1,986)
Cash at beginning of period                                                                   942             2,423
                                                                                     -------------------------------

Cash at end of period                                                                $      2,985      $        437
                                                                                     ===============================

Decerase (increase) in investments                                                              -              (315)
Writedown of goodwill                                                                           -               200


        The accompanying notes are an integral part of these statements.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
-----------------------------------------------------------------------------
March 31, 2000

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of continuing operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 1999.

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

Socrates Technologies Corporation ("Socrates" or "the Company"), was incorporated in the State of Delaware on April 14, 1994 under the name "MVSI, Inc.". Upon the merger of Socrates Technologies Corporation, a new-formed subsidiary of the Company, MVSI, Inc., on December 12, 1998, the name of the Company was changed from "MVSI, Inc." to "Socrates Technologies Corporation." Unless the context otherwise requres, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. Since February 1, 2000, the Company has maintained its principal executive offices at 8500 Leesburg Pike, Vienna, Virginia 22183. Its telephone number is (703) 288-6500.

Revenue Recognition

Software

The Company licenses software under non-cancelable license agreements and provides services including training, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. Revenues from fixed-price contracts, post-contract support services, installation and maintenance agreements are recognized ratably over the appropriate period.

Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", were issued in October 1997, March 1998, and December 1998 and address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede SOP 91-1 and, in part, are effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOPs 97-2 and 98-4, the Company believes it is currently in compliance with the standards. SOP 98-9 was effective beginning January 1, 2000 and imposes significant new requirements such as establishing vendor specific objective evidence. Socrates Technologies Corporation has changed certain business policies to meet the requirements of SOP 98-9.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. Socrates Technologies Corporation is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including Socrates Technologies Corporation, recording a cumulative effect of a change in accounting principal retroactive to January 1, 2000.

Hardware and Related Products

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

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of March 31, 2000 and December 31, 1999, management has established an allowance for doubtful accounts of approximately $1.4 million and $409,000, respectively.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
-----------------------------------------------------------------------------
March 31, 2000

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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

Acquired Software Costs

The Company acquired certain computer software on March 1, 2000, in connection with the acquisition of substantially all of the assets of Object Application Systems, Inc. ("OAS"), which is more fully described below. The portion of the purchase price allocated to software in that acquisition, $3.68 million, is being amortized over a six year period.

The six-year amortization period was derived after management analysis with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. These capitalized software costs require an ongoing assessment of recoverability and are subject to considerable judgments by the Company's management.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the three months ended March 31, 2000 and 1999, was approximately $136,000 and $123,000, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. It is possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

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

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 2000

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

NOTE B-FINANCING ARRANGEMENTS

During the fourth quarter of 1999, the Company entered into two short term accounts receivable financing agreements with a finance company, which provided for advances against accounts receivable in the amounts of $85,000 and $100,000, respectively. Of these amounts, at December 31, 1999 the Company owed approximately $129,000, which was repaid in January of 2000.

During the quarter ended March 31, 2000, the Company entered into a factoring agreement which provides the Company with the ability to sell certain receivables for which it receives 80% of the face value of such receivables, up to a maximum amount of $1 million.

NOTE C-CONVERTIBLE DEBENTURES

On March 20, 2000, the Company issued a series of debentures, convertible under certain circumstances into shares common stock of the Company, for an aggregate price of $4.5 million. The debentures bear interest at the rate of 4%, which, at the option of the holder, may be paid in shares of common stock. The shares of stock underlying the debentures will be included in a registration statement expected to be filed by the Company with the SEC in May 2000. Of the $4.5 million, the Company received approximately $3.2 million ($3.5 million less approximately $370,000 commission and legal expenses) at the closing, with another $1 million to be

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 2000

NOTE C-CONVERTIBLE DEBENTURE-Continued

received after the registration of the underlying shares becomes effective. The debentures generally are convertible either after 120 days or after the registration becomes effective, whichever event occurs first. There are certain penalties included in the agreements for failure to register the underlying stock. The debentures are convertible into common stock at the lower of $3.38 or the lowest closing price of the Company's common stock during the 30 trading days immediately preceding conversion. Each debenture has attached to it a warrant granting the holder the right to purchase .5 shares at $6.77 per share and .1 shares at $12.00 per share. The Company has not yet obtained a valuation of the detachable warrants. Once obtained, the proceeds from the issuance of the debentures will be allocated between the debentures and the warrants based upon the relative fair values of the two securities at the time of issuance with the remaining discount on the debt to be acounted for as original issue discount to be amortized over the term of the debentures. The fair value attributable to the warrants will be allocated to equity. The effect of not recording this allocation in the first quarter of 2000 is not material to the Company's statement of operations. The Company expects to record related costs of approximately $470,000 for commissions and legal costs related to the issuance of the debentures, as debt origination costs, to be amortized over the lives of the debentures.

NOTE D-ACQUISITION OF OBJECT APPLICATION SYSTEMS, INC.

Effective March 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Object Applications Systems, Inc. ("OAS") for total consideration of approximately $4.7 million, payable in cash, note payable and common stock of the Company valued at approximately $3.79 million. The Company will record the transaction as an asset purchase, allocating the total purchase price to the various assets purchased, with any excess of purchase price over fair market vale of assets purchased to goodwill. The principal asset purchased in the agreement is software, independently valued at $3.68 million. The estimated purchase price allocation, is as follows

        (unaudited):
        Cash and note payable                                $  420
        Capital Stock                                         3,786
        Liabilities assumed                                     487
        Deferred revenue, maintenance contracts                  37
                                                             ------

     Total purchase price                                    $4,730
                                                             ======

     Allocation of purchase price
        Accounts receivable                                  $  272
        Loans and exchanges                                     354
        Fixed assets, net                                         6
        Security deposits                                        16
        Internally developed software                         3,680
        Goodwill                                                402
                                                             ------
     Total allocation of purchase price                      $4,730
                                                             ======
NOTE E-SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the three months ended March 31, 2000 and 1999, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the three months ended March 31, 2000, the Company had no one customer that accounted for 10 percent of the Company's total revenue. For the three months ended March 31, 1999, the Company had one customer that accounted for approximately 15 percent of its total revenue respectively. The Company had no material export sales during the three months ended March 31, 2000 and 1999.

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 2000

NOTE E-SEGMENT INFORMATION-Continued

Financial information relating to the Company's industry segments for continuing operations for the three months ended March 31, 2000 and 1999, is as follows:

                                               Three months ended March 31, 2000
                                  ------------------------------------------------------------
                                  Computer
                                  System Sales,
                                  Integration        Software          General
                                  and Training       Development       Corporate        Total
                                  ------------       -----------       ---------        -----
Sales to unaffiliated customers    $3,293               $1,560          $    3         $ 4,856
Operating profit (loss)               (38)                 (28)           (472)           (538)
Net income (loss)                     (47)                (111)           (402)           (560)
Identifiable Assets                 5,144                9,926           4,649          19,719

                                               Three months ended March 31, 1999
                                  ------------------------------------------------------------
                                  Computer
                                  System Sales,
                                  Integration        Software          General
                                  and Training       Development       Corporate        Total
                                  ------------       -----------       ---------        -----
Sales to unaffiliated customers    $ 5,920              $1,931          $    -         $ 7,851
Operating profit (loss)             (1,238)                136            (186)         (1,288)
Net income (loss)                   (1,419)                107             (56)         (1,368)
Identifiable Assets                 11,170               4,526           2,277          17,973

-----------------------------------------------------------------------------
Socrates Technologies Corporation and Subsidiaries
-----------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
-----------------------------------------------------------------------------
March 31, 2000

NOTE F-LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to or a party to, from time to time, certain legal proceedings and claims that have arisen and have not been fully adjudicated. Unless disclosed herein or in previously, the Company does not believe that these matters will have a material adverse affect on the Company and its financial condition or results of operations.

The Company filed a Motion to Dismiss in the matter of Hirata Corporation and Hirata Corporation USA v. Daniel Porush, Jordan Belfort, et al. (U.S.D.C., S.D. Indiana, Case Number IP98-0855-C-D/F). The Motion to Dismiss has not been scheduled for a hearing as of May 12, 2000.

The Company's subsidiary, Socrates Technologies Inc. (STI), settled in April 2000 the lawsuit styled Washington Sports & Entertainment Inc. v. Socrates Technologies Inc. (D.C. Superior Court, 3/00). Under the settlement, the Company paid $200,000 in past-due license fees to reinstate the license suite and technical support agreements between Washington Sports & Entertainment, Inc. and STI concerning the use and technical support of the MCI Center sports and entertainment center in Washington, D.C., and agreed to pay the remaining license fees in equal monthly installments.

The Company has not received a final decision from the Nasdaq Qualifications Listing Panel ("QLP") on whether the Company has complied with all the conditions listed in the QLP's February 7, 2000 decision for continued listing of the Company's Stock on the Nasdaq National Market System. The Company has received and timely responded to several inquiries and requests for information from the QLP since February 7, 2000. The Company believes that it has complied with the QLP decision as of May 12, 2000.

NOTE G-SUBSEQUENT EVENTS

The Company has received a letter from the Nasdaq Stock Market, Inc.'s Qualification Listing Department questioning whether the Debenture Agreements violate Nasdaq marketplace Rule 4460(i), which rule requires shareholder approval of any transaction that causes the Company to issue shares of its equity securities that equal or exceed 20% of the then outstanding and issued shares of the Company's Common Stock. The Company may be required by the Nasdaq Stock Market, Inc. to call a shareholders' meeting to vote on ratification of the Debenture Agreements. As of May 12, 2000, a final determination on this issue has not been received by the Company.

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

Overview

         The three months ended March 31, 2000 continued to be a period of evolution and change for the Company. During this quarter the Company, through a wholly owned subsidiary, Socrates Solutions Corporation ("SSC"), completed the acquisition of substantially all of the assets of Object Application Systems, Inc. ("OAS"), which is being operated as a division of SSC.

         OAS develops and implements a family of ERP software systems for small and mid size enterprises. The Company plans to convert these systems to web based applications during the year 2000. The OA/System ERP software "vertical" application products include OA/Manufacturing, OA/Distribution, and OA/Converting. OA/System products are capable of supporting virtually every aspect of manufacturing, importing, converting, and distribution. The applications include customer sales order processing, purchasing, inventory management, shipping, invoicing, production scheduling, production planning, general ledger, accounts receivable, financing of receivables, accounts payable, letter of credit processing, financial reporting and multi-currency. Additional OA/System products include OA/EDI for Electronic Data Interchange (EDI) transactions and OA/Data Collection for radio frequency (RF) warehouse management. (See Liquidity and Capital Resources, below and Note D, Notes to Consolidated Financial Statements.)

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

         The Company reported sales from continuing operations of approximately $4.9 million for the three-month period ended March 31, 2000, as compared to $7.9 million for the same period in 1999. The decrease in sales of approximately $3.0 million or 38% is attributable to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business. For the current quarter, Networkland reported revenues of approximately $3.3 million compared to Socrates Technologies Incorporated revenue of approximately $5.9 million for the period last year, while Technet reported revenue of approximately $1.4 million for the current quarter compared to $1.9 million for the same period last year. Socrates Solutions Corporation reported revenue of approximately $101,000 for the current quarter, reflecting one month of revenue from the operations formerly associated with OAS.

         Gross Profit for the period decreased from $1.4 million to $1.1 million, reflecting the decrease in sales from period to period. Gross profit did, however, increase as a percentage of sales to 21.9% from 17.3%. This improvement is due to the concentration on higher margin opportunities in software development and networking services.

         Selling, general and administrative expenses decreased $690,000, or 33.3%, compared to the same period in 1999, reflecting the restructuring and downsizing of operations, as well as the Company's continuing efforts in reducing administrative costs.

         Depreciation and amortization decreased by approximately $14,000.

         As previously disclosed, the Company has completed its restructing. There were no restructuring charges for the first quarter of 2000 compared to $344,000 for the same period last year.

         Investment income and expense decreased in the quarter ended March 31, 2000 compared to the comparable 1999 quarter by approximately $30,000, primarily as a result of borrowings.

         While the above analysis is prepared for consistency with prior reports, the Company does not believe that the presentation is indicative of its current operations. The Company bases this belief upon the acquisitions of Networkland and OAS, as well as the restructuring concluded in the fourth quarter of 1999. For the quarter ended March 31, 2000, the three operating subsidiaries of the Company, Networkland, Technet and SSC were profitable from operations on a combined basis. The table below segregates those operations.

         Quarter ended March 31, 2000
                                   Networkland   Technet     SSC     All Other      Total
                                   -----------   -------     ---     ---------   -----------
Sales                              $ 3,258       $1,459      $101       $  38      $4,856

Gross profit on sales                  590          430        26          18       1,136

Expenses                               456          396       117         633       1,674

Earnings (loss) from operations    $   134       $   34      $(91)      $(615)     $ (538)

Liquidity and Capital Resources

         As of March 31, 2000, the Company had working capital of approximately $4.5 million including cash and cash equivalents of approximately $3.0 million. Cash on hand and cash generated during the quarter was used principally to reduce borrowings.

         In February 2000, the Company entered in to a new agreement with a financing company to provide up to $1 million of financing by factoring specific accounts receivable. To date the Company has financed approximately $40,000 under this agreement.

         In January and February 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $931,000.

         During the first quarter, holders of 316,600 options to purchase common shares exercised their rights to puchase shares of the Company's common stock, resulting in an increase of equity, cash and tangible assets of approximately $517,000.

On March 20, 2000, the Company issued a series of debentures, convertible under certain circumstances into shares common stock of the Company, for an aggregate price of $4.5 million. The debentures bear interest at the rate of 4%, which, at the option of the holder, may be paid in shares of common stock. The shares of stock underlying the debentures will be included in a registration statement intended to be filed by the Company with the SEC in May 2000. Of the $4.5 million, the Company received approximately $3.2 million ($3.5 million less approximately $370,000 commission and legal expenses) at the closing, with another $1 million to be received after the registration of the underlying shares becomes effective. The debentures generally are convertible either after 120 days or after the registration becomes effective, whichever event occurs first. There are certain penalties included in the agreements for failure to register the underlying stock. The debentures are convertible into common stock at the lower of $3.38 or the lowest closing price of the Company's common stock during the 30 trading days immediately preceding conversion. Each debenture has attached to it a warrant granting the holder the right to purchase .5 shares at $6.77 per share and .1 shares at $12.00 per share. The Company has not yet obtained a valuation of the detachable warrants. Once obtained, the proceeds from the issuance of the debentures will be allocated between the debentures and the warrants based upon the relative fair values of the two securities at the time of issuance with the remaining discount on the debt to be acounted for as original issue discount to be amortized over the term of the debentures. The fair value attributable to the warrants will be allocated to equity. The effect of not recording this allocation in the first quarter of 2000 is not material to the Company's statement of operations. The Company expects to record related costs of approximately $470,000 for commissions and legal expenses related to the issuance of the debentures, as debt origination costs, to be amortized over the life of the debentures.

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

Recent Developments

         The Company has received a letter from the Nasdaq Stock Market, Inc.'s Qualification Listing Department questioning whether the Debenture Agreements violate Nasdaq marketplace Rule 4460(i), which rule requires shareholder approval of any transaction that causes the Company to issue shares of its equity securities that equal or exceed 20% of the then outstanding and issued shares of the Company's Common Stock. The Company may be required by the Nasdaq Stock Market, Inc. to call a shareholders' meeting to vote on ratification of the Debenture Agreements. As of May 12, 2000, a final determination on this issue has not been received by the Company.

Item 4. The Company held its 1999 Annual Meeting of Shareholders on April 21, 2000. At the 1999 Annual Meeting of Shareholders, the following resolutions were presented for shareholder approval: election of directors and ratification of Grant Thornton, LLP, as independent auditors for fiscal years 1999 and 2000. The number of shares entitled to vote on both resolutions was 20,825,370. Both resolutions were approved by the following vote:

Matter:           Election of Directors

                                                     VOTING
                           -----------------------------------------------------
Director
Nominee                    For                       Withheld         Approval %

Andreas Keller             15,842,272                596,450             76%
Timothy Keenan             17,879,483                 15,200             86%
Mariellen Lowry            17,878,533                 15,950             86%
Richard Prins              17,894,483                    200             86%
Paul Richter               17,869,483                 30,300             86%
Fred Sajedi                17,794,483                 15,200             86%


Matter:           Ratification of Independent Auditors

                                                     VOTING
                           -----------------------------------------------------
                           For                       Against           Abstain

                           17,615,578                116,050           162,095


The Company will hold its 2000 Annual Meeting of Shareholders in New York City in late October 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, the Company is subject to or a party to, from time to time, certain legal proceedings and claims that have arisen and have not been fully adjudicated. Unless disclosed herein or in previous filings with the Commission, the Company does not believe that these matters will have a material adverse affect on the Company and its financial condition or results of operations.

         The Company filed a Motion to Dismiss in the matter of Hirata Corporation and Hirata Corporation USA v. Daniel Porush, Jordan Belfort, et al. (U.S.D.C., S.D. Indiana, Case Number IP98-0855-C-D/F). The Motion to Dismiss has not been scheduled for a hearing as of May 12, 2000.

         The Company's subsidiary, Socrates Technologies Inc. (STI), settled in April 2000 the lawsuit styled Washington Sports & Entertainment Inc. v. Socrates Technologies Inc. (D.C. Superior Court, 3/00). Under the settlement, the Company paid $200,000 in past-due license fees to reinstate the license suite and technical support agreements between Washington Sports & Entertainment, Inc. and STI concerning the use and technical support of the MCI Center sports and entertainment center in Washington, D.C., and agreed to pay the remaining license fees in equal monthly installments.

         The Company has not received a final decision from the Nasdaq Qualifications Listing Panel ("QLP") on whether the Company has complied with all the conditions listed in the QLP's February 7, 2000 decision for continued listing of the Company's Common Stock on the Nasdaq National Market System. The Company has received and timely responded to several inquiries and requests for information from the QLP since February 7, 2000. The Company believes that it has complied with the QLP decision as of May 12, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits.

                  Exhibit 27, Article 5 - Financial Data Schedule


         b.       Reports on Form 8-K.

                  Form 8-K, filed February 2, 2000.

                  Form 8-K, filed March 15, 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCRATES TECHNOLOGIES CORPORATION

May 15, 2000

By: Andreas A. Keller
    --------------------
    Andreas A. Keller
    VP Finance & Administration