Form 10-Q
period 2000-06-30
SOCRATES TECHNOLOGIES CORP
filed 2000-08-21
CIK 937603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended:         Commission file number:
              June 30, 2000                         0-26614

                                   -----------

                        SOCRATES TECHNOLOGIES CORPORATION

             (Exact Name of Registrant as Specified In Its Charter)


               Delaware                             54-1707718
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


  8133 Leesburg Pike, Vienna, VA                        22183
 (Address of principal executive offices)            (Zip Code)


                                 (703) 288 6500
                (Company's telephone number, including area code)

                                   -----------


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]  No [ ]

         As of August 12, 2000, shares of the Registrant's Common Stock, $.01 par value, were 25,805,569 outstanding.

                        SOCRATES TECHNOLOGIES CORPORATION


                                      INDEX


                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                               3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              21

Item 2.    Changes in Securities                                          21

Item 3.    Defaults Upon Senior Securities                                22

Item 4.    Submission of Matters to a Vote of Security Holders            22

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Contents
================================================================================


Interim Consolidated Financial Statements

         Interim Consolidated Balance Sheets                              4

         Interim Consolidated Statements of Operations                    5

         Interim Consolidated Statements of Cash Flows                    7

         Notes to Interim Consolidated Financial Statements               8

-----------------------------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------
Consolidated balance sheets - unaudited
-----------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
=====================================================================================================

                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                        -------------   -------------
Assets
Current assets
  Cash and cash equivalents                                             $        541    $        942
  Accounts receivable, net of allowance
    for doubtful accounts                                                      4,213           3,769
  Inventory                                                                      153              54
  Advances and other receivables                                                 207             211
  Employee Loans and Advances                                                    728               -
  Prepaid expenses                                                               780             194
                                                                        -------------   -------------
Total current assets                                                           6,622           5,170

Property and equipment, net                                                      326             636
Capitalized software costs, net                                                3,710               -
Goodwill, net                                                                    915           4,542
Deferred tax asset, net of valuation allowance                                     -           1,200
Other assets                                                                     202              72
                                                                        -------------   -------------

Total assets                                                            $     11,775    $     11,620
                                                                        =============   =============
Liabilities and stockholders' equity
Current liabilities
  Line of credit and financing arrangement                              $         98    $          -
  Notes Payable                                                                  275             134
  Accounts payable and accrued liabilities                                     2,895           4,036
  Convertible Debenture                                                        3,559               -
                                                                        -------------   -------------
Total current liabilities                                                      6,827           4,170

Stockholders' equity
  Common stock, $.01 par value,
    50,000,000 shares authorized, 24,398,612 and 21,396,196 shares issued; 21,397,196 and 18,263,228 shares outstanding at
    June 30, 2000 and December 31, 1999, respectively                            244             212
  Stock subscription receivable                                                 (150)           (150)
  Additional paid-in capital                                                  57,576          51,924
  Treasury stock, at cost, 3,001,416 shares                                  (17,554)        (17,554)
  Accumulated deficit                                                        (35,168)        (26,982)
                                                                        -------------   -------------

Total stockholders' equity                                                     4,948           7,450
                                                                        -------------   -------------

Total liabilities and stockholders' equity                              $     11,775    $     11,620
                                                                        =============   =============

                   The accompanying notes are an integral part of these statements.

                                                                                                    4

-----------------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------
Consolidated Statements of Operations - unaudited
-----------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
=========================================================================================

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                            -----------------------------
                                                                 2000            1999
                                                            -------------   -------------
Products                                                    $      2,987    $      3,987
Services                                                           1,506           1,962
                                                            -------------   -------------
TOTAL SALES                                                        4,493           5,949

Products                                                           2,412           3,816
Services                                                           1,231           1,133
                                                            -------------   -------------
TOTAL COST OF SALES                                                3,643           4,949
                                                            -------------   -------------

GROSS PROFIT                                                         850           1,000

EXPENSES
   Selling, general and administrative                             2,720           2,616
   Depreciation and amortization                                     597             228
   Goodwill Writedown                                              3,769
   Restructuring Charges                                               -           1,204
                                                            -------------   -------------
                                                                   7,086           4,048
                                                            -------------   -------------

LOSS FROM OPERATIONS                                              (6,236)         (3,048)

INTEREST AND FINANCING INCOME (EXPENSE)                             (214)            (43)
OTHER INCOME (EXPENSE)                                                26              10
                                                            -------------   -------------

LOSS BEFORE INCOME TAXES                                          (6,424)         (3,081)

INCOME TAX PROVISION
   Current                                                             -               -
   Deferred                                                        1,204               -
                                                            -------------   -------------

NET LOSS                                                    $     (7,628)   $     (3,081)
                                                            =============   =============

LOSS PER SHARE
   Net Loss, basic and diluted                              $      (0.37)   $      (0.21)
Weighted average shares outstanding, basic and diluted            20,842          14,739

             The accompanying notes are an integral part of these statements.

                                                                                        5

-----------------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------
Consolidated Statements of Operations - unaudited
-----------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
=========================================================================================

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                            ------------------------------
                                                                 2000            1999
                                                            -------------   -------------
Products                                                    $      6,249    $      9,907
Services                                                           3,101           3,893
                                                            -------------   -------------
TOTAL SALES                                                        9,350          13,800

Products                                                           5,081           9,187
Services                                                           2,355           2,253
                                                            -------------   -------------
TOTAL COST OF SALES                                                7,436          11,440
                                                            -------------   -------------

GROSS PROFIT                                                       1,914           2,360

EXPENSES
   Selling, general and administrative                             4,123           4,707
   Depreciation and amortization                                     796             440
   Goodwill Writedown                                              3,769
   Restructuring Charges                                               -           1,548
                                                            -------------   -------------
                                                                   8,688           6,695
                                                            -------------   -------------

LOSS FROM OPERATIONS                                              (6,774)         (4,335)

INTEREST AND FINANCING INCOME (EXPENSE)                             (262)           (129)
OTHER INCOME (EXPENSE)                                                67              15
                                                            -------------   -------------

LOSS BEFORE INCOME TAXES                                          (6,969)         (4,449)

INCOME TAX PROVISION
   Current                                                            14               -
   Deferred                                                        1,204               -
                                                            -------------   -------------

NET LOSS                                                    $     (8,187)   $     (4,449)
                                                            =============   =============

LOSS PER SHARE
   Net Loss), basic and diluted                             $      (0.41)   $      (0.30)
Weighted average shares outstanding, basic and diluted            20,154          14,739

             The accompanying notes are an integral part of these statements.

                                                                                        6

-------------------------------------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
Consolidated Statements Cash Flows - unaudited
-------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
=============================================================================================================

                                                                                  SIX MONTH       SIX MONTH
                                                                                 PERIOD ENDED    PERIOD ENDED
                                                                                   JUNE 30,        JUNE 30,
                                                                                     2000            1999
                                                                                -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from operations                                                      $     (8,187)   $     (4,449)
  Adjustments to reconcile net income (loss) to net
     cash from operating activities:
        Deferred Income Taxes                                                          1,200               -
        Depreciation and amortization                                                    796             440
        Writedown of goodwill                                                          3,769               -
        Non-cash (gains) losses from discontinued operations                               -             170
        Loss on lease abandonment                                                         59
        Bad debt expense                                                                 300               -
        Changes in operating assets and liabilities, net of Effects of acquisitions:
            Decrease (increase) in Employee Loans and Advances                        (1,027)              -
            Decrease (increase) in accounts receivable                                  (444)          5,254
            Decrease (increase) in inventory                                             (99)            914
            Decrease (increase) in tax credits and income taxes receivable                 -            (211)
            Decrease (increase) in prepaid expenses                                     (586)            479
            Decrease (increase) in other assets                                         (130)             20
            Decrease (increase) in advance deposits                                        4             (90)
            (Decrease) increase in accounts payable and accrued liabilities           (1,081)              -
                                                                                -------------   -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (5,426)          2,527

CASH FLOWS FROM INVESTING ACTIVITIES
       Property, Plant and equipment purchases                                          (310)             (5)
       Capitalized Software Costs                                                       (420)              -
                                                                                -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (730)             (5)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in Note Payable                                                          141               -
       Proceeds from Issuance of Convertible Debentures                                3,559               -
       Net (decrease) increase in borrowings from financing arrangement                   98          (3,869)
       Proceeds from conversion of options                                               517               -
       Proceeds from issuance of common stock                                          1,441               -
                                                                                -------------   -------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    5,756          (3,869)
                                                                                -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    -              16
                                                                                -------------   -------------


NET INCREASE (DECREASE) IN CASH                                                         (401)         (1,331)

CASH AT BEGINNING OF YEAR                                                                942           2,115
                                                                                -------------   -------------

CASH AT END OF PERIOD                                                           $        541    $        784
                                                                                =============   =============

                       The accompanying notes are an integral part of these statements.

                                                                                                            7

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of continuing operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation and Nature of Operations

The accompanying interim consolidated financial statements include the accounts of Socrates Technologies Corporation (a Delaware corporation), and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Socrates Technologies Corporation ("Socrates" or the "Company") is an information technology solutions company whose business is focused on development, marketing and systems engineering and integration of localized and internet based e-business software solutions for small and medium sized enterprises. Socrates' approach, called Flexible Service Providing (FSP), is to provide its customers with flexible solutions and methods of delivering solutions to quickly and easily gain access, transact business and utilize software and solutions in the same manner as larger enterprises but at lower cost.

Socrates was incorporated in the State of Delaware on April 12, 19994 under the name "MVSI, Inc.". MVSI, Inc. changed its name to "Socrates Technologies Corporation" by MVSI, Inc. merging with a subsidiary for the sole purpose of effecting the name change. Upon the merger of Socrates with MVSI, Inc., a Delaware Corporation incorporated on April 12, 1994, on November 30, 1998, the name of MVSI, Inc., the surviving corporation, was changed to Socrates Technologies Corporation. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices in Virginia and has facilities in Virginia, New Jersey and New York.

Revenue Recognition

Product sales are recognized upon shipment or delivery when no significant obligations exist at the time. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. For fixed price contracts, the Company follows the percentage of completion method for revenue recognition. Amounts received from customers prior to shipment are recorded as deposit liabilities.

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

The company licenses software under non-cancelable license agreements and provides services including training, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to the software license are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. Revenues from fixed-price contracts, post-contract support services, installation and maintenance agreements are recognized ratably over the appropriate period. Payments received in advance of when revenue is recognized are recorded as deferred revenue.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of June 30, 2000 and December 31, 1999, management has established an allowance for doubtful accounts of approximately $1.6 million and $1.4 million, respectively.

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

Capitalized Software Costs

The Company acquired certain computer software on March 1, 2000, in connection with the acquisition of substantially all of the assets and the assumption of certain liabilities of Object Application Systems, Inc. ("OAS"), which is more fully described below. The cost allocated to software in that acquisition, $3.68 million, is being amortized over a six year period.

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the six months ended June 30, 2000 and 1999, was approximately $283,486 and $217,140, respectively. In addition, during the three-month period ended June 30, 2000, management recognized a write down of approximately $3.8 million to reflect the impairment of goodwill associated with the acquisitions of Technet Computer Services (Technet) and Networkland, Inc. (Networkland). With the recent shift in focus of the Company on developing its e-business suite of product offerings, management is currently reevaluating the strategic fit of the Technet software development services business and the Networkland computer reselling and network integration business to its business going forward. These considerations when coupled with low barriers to entry and lack of proprietary products or services in these lines of business led management to write down the carrying value of goodwill associated with them to $100,000 for Technet and $400,000 for Networkland, amounts representing management's estimates of the cash flows to be derived from these operations during the period of evaluation. Management believes that using estimates of earnings and cash flow for periods longer than one year is inappropriate due to uncertainty regarding the nature of operations and results of those operations beyond that period. Consistent with the recording of the impairment charge, the Company will amortize the remaining goodwill to operations over a one-year period. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. It is possible that estimates of anticipated future gross profits of the acquired businesses will be reduced significantly in the near term. As a result, the carrying amount of goodwill may be reduced materially in the near term.

Income Taxes

Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method. Management regularly reviews for recoverability of deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at each balance sheet date, management has considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible, such as goodwill amortization, and for the anticipated impact of management's operating plans. The Company fully reserved against tax benefits associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses was uncertain. However, the Company did not adjust the previously recorded net deferred tax asset of $1.2 million based on its estimate of future taxable income expected to be generated from its continuing operations at the time. Based upon the continued losses incurred in the six-month period ended June 30, 2000, management determined that a writedown of the previously recorded net deferred tax asset of $1.2 million was necessary.

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

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


NOTE B - FINANCING ARRANGEMENTS

During the fourth quarter of 1999, the Company entered into two short term accounts receivable financing agreements with a finance company, which provided for advances against accounts receivable in the amounts of $85,000 and $100,000, respectively. Of these amounts, at December 31, 1999 the Company owed approximately $129,000, which was repaid in January of 2000.

During the quarter ended June 30, 2000, the Company entered into a factoring agreement which provides the Company with the ability to sell certain receivables for which it receives 80% of the face value of such receivables, up to a maximum amount of $1 million.

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE C - CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement and Registration Rights Agreement on March 20, 2000 to issue 4% Debentures due March 20, 2005 and underlying Warrants to certain foreign investors who are "Accredited Investors" under Rule 501 of Regulation D under the Securities Act of 1933, as amended. These agreements and the terms of the Debentures and Warrants impose certain restrictions on the ability of Socrates to dilute current shareholders through the issuance of additional shares of capital stock and on consummating mergers and acquisitions with third parties without the consent of the Debenture holders. Further, the conversion of the 4% Debentures due March 20, 2005, which may occur as early as July 2000, will cause substantial dilution to existing shareholders. Socrates expects to raise approximately $3.175 million net of expenses, through the private placement of the Debentures,which money will be used for working capital, retirement of certain debts of the Company and its subsidiaries and acquisition costs. The Securities Purchase Agreement, Registration Rights Agreement, Form of Debenture and Form of Warrant shall be referred to collectively as the "Financing Agreements".

The Company is attempting to raise sufficient funds through new, alternative financing sources to redeem the 4% Debentures due March 20, 2005. There can be no assurance that Socrates will be able to raise sufficient funds to redeem the 4% Debentures due March 20, 2005 issued under the Financing Agreements. The failure to redeem the Debentures may result in the conversion of these Securities and the exercise of the warrants, which conversion and exercise may substantially dilute existing shareholders.

The Company and the representatives of the investors for the 4% Debentures due March 20, 2005, have an agreement for a standstill in respect of Socrates' obligations under the Financing Agreements in order to enhance its efforts to locate alternative financing. There can be no assurance that Socrates will be able to locate alternative financing to redeem the 4% Debentures due March 20, 2005. Further, under the standstill agreement with the investors' representative, the Company remains obligated to proceed with registering the Shares for issuance upon the conversion of the 4% Debentures due March 20, 2005 and the exercise of the underlying Warrants.

Due to the pending negotiations and attempts to refinance the debenture, the Company has not yet obtained a valuation of the detachable warrants. If the valuation had been obtained, the proceeds from the issuance of the debentures would have been allocated between the debentures and the warrants based upon the relative fair values of the two securities at the time of issuance with the remaining discount on the debt to be accounted for as original issue discount to be amortized over the term of the debentures. The fair value attributable to the warrants would have been allocated to equity. The Company believes that the financial statement impact of not recording the discount on the debentures is immaterial to the consolidated results of operations for the six months ended June 30, 2000.

The Company and the representative of the investors are also negotiating a restructuring and rescission of the terms of the 4% Debentures due March 20, 2005. There can be no assurance that the investors will agree to restructure or rescind the Financing Agreements.

The amount due under the convertible debenture as of June 30, 2000 has been classified as a current liability pending the outcome of the above negotiations and attempts to refinance this obligation.

NOTE D - ACQUISITION OF OBJECT APPLICATION SYSTEMS, INC.

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

        (unaudited):
        Cash and note payable                             $     420
        Capital Stock                                         3,786
        Liabilities assumed                                     487
        Deferred revenue, maintenance contracts                  37
                                                          ----------

     Total purchase price                                 $   4,730
                                                          ==========

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE D - ACQUISITION OF OBJECT APPLICATION SYSTEMS, INC.-Continued

Allocation of purchase price
        Accounts receivable                               $     254
        Loans and exchanges                                     354
        Security deposits                                        16
        Internally developed software                         3,680
        Goodwill                                                426
                                                          ----------
     Total allocation of purchase price                   $   4,730
                                                          ==========

NOTE E - SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the three months ended June 30, 2000 and 1999, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the three months ended June 30, 2000, the Company had no one customer that accounted for 10 percent of the Company's total revenue. For the three months ended June 30, 1999, the Company had one customer that accounted for approximately 15 percent of its total revenue respectively. The Company had no material export sales during the three months ended June 30, 2000 and 1999.

Financial information relating to the Company's industry segments for continuing operations for the three months ended June 30, 2000 and 1999, is as follows:

                                                     Three months ended June 30, 2000
-------------------------------------------------------------------------------------
                                    Computer
                                    System Sales,
                                    Integration     Software      General
                                    and Training    Development   Corporate    Total
Sales to unaffiliated customers     $ 3,050           $ 1,443     $     -     $ 4,493
Operating profit (loss)              (1,342)           (3,144)     (1,750)     (6,236)
Net income (loss)                    (1,323)           (3,357)     (7,628)     (7,627)
Identifiable Assets                   1,290             6,953       3,475      11,718


                                                     Three months ended June 30, 1999
-------------------------------------------------------------------------------------
                                    Computer
                                    System Sales,
                                    Integration     Software      General
                                    and Training    Development   Corporate    Total

Sales to unaffiliated customers     $ 3,987           $ 1,962     $     -     $ 5,949
Operating profit (loss)              (2,725)              200        (522)     (3,047)
Net income (loss)                    (2,853)              166        (395)     (3,082)
Identifiable Assets                   6,431             4,977       2,582      13,990


The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the six months ended June 30, 2000 and 1999, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

--------------------------------------------------------------------------------
SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Interim Consolidated Financial Statements-Continued
--------------------------------------------------------------------------------
June 30, 2000
================================================================================


NOTE E - SEGMENT INFORMATION-Continued

For the six months ended June 30, 2000, the Company had no one customer that accounted for 10 percent of the Company's total revenue. For the six months ended June 30, 1999, the Company had one customer that accounted for approximately 15 percent of its total revenue respectively. The Company had no material export sales during the six months ended June 30, 2000 and 1999.

Financial information relating to the Company's industry segments for continuing operations for the Six months ended June 30, 2000 and 1999, is as follows:

                                                       Six months ended June 30, 2000
-------------------------------------------------------------------------------------
                                    Computer
                                    System Sales,
                                    Integration     Software      General
                                    and Training    Development   Corporate    Total
Sales to unaffiliated customers     $ 6,347          $ 3,003      $     -     $ 9,350
Operating profit (loss)              (1,039)          (3,351)      (2,384)     (6,774)
Net Loss                             (2,013)          (3,618)      (2,556)     (8,187)
Identifiable Assets                   1,290            6,953        3,475      11,718


                                                       Six months ended June 30, 1999
-------------------------------------------------------------------------------------
                                    Computer
                                    System Sales,
                                    Integration     Software      General
                                    and Training    Development   Corporate    Total

Sales to unaffiliated customers     $ 9,249          $ 4,551      $     -     $13,800
Operating profit (loss)              (3,877)             285         (743)     (4,335)
Net income (loss)                    (4,119)             240         (570)     (4,449)
Identifiable Assets                   6,431            4,977        2,582      13,990


NOTE F - LOANS AND ADVANCES

The Company has advanced approximately $673,000 to certain officers and employees on a non-interest bearing basis which are due on demand. Certain of the advances are collateralized by the officers' equity in the Company.

NOTE G - SUBSEQUENT EVENTS

The Company leased 22,170 square feet of its 34,929 square foot facility at Largo, Maryland on August 1, 2000 to a local technology company. The sublease runs until the expiration of the Company's lease on July 31, 2002. The Company continues to occupy the remaining 12,759 square feet of the Largo facility, which space will be used for computer training until October 31, 2000. Income from the sublease is expected to offset the Company's rental expense, and therefore, no loss has been accrued for this facility. The Company will attempt to sublease the remaining 12,759 square feet at the Largo facility after the completion of current computer training classes on October 31, 2000.

The Company moved its principal executive offices in order to consolidate operations in Vienna, Virginia into one location. The Company moved its principal executive offices from 8500 Leesburg Pike, Suite 406, Vienna, Virginia 22183 to 8133 Leesburg Pike, Suite 770, Vienna, Virginia 22182 on August 1, 2000. The Company is seeking to sublease the 5,101 square feet at 8500 Leesburg Pike, Suite 406, Vienna, Virginia 22183. The Company has accrued a loss of approximately $59,000 on this lease abandonment.

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

Overview

         The three months ended June 30, 2000 continued to be a period of evolution and change for the Company. During this quarter the Company, through a wholly owned subsidiary, Socrates Solutions Corporation ("SSC"), continued to focus on the development of its e-business suite of product offerings. The Company also took steps to wind down certain aspects of its business by closing its Largo, Maryland training facility, consolidating office space in Virginia and reducing both staff and management positions. AS of July 7, 2000, the senior management of the Company has been reduced to three persons: Mitchell Jerine, Chairman of the Board and Chief Operating Officer; Timothy Keenan, Chief Executive Officer and President; and Paul Richter, Vice President of Human Resources, General Counsel and Secretary. The duties of Treasurer and Vice President of Finance and Administration are being performed by the aforementioned three executives. The Company believes that the three senior officers are able to efficiently perform the essential duties of senior management.

         SSC develops, resells, and implements a family of e-business software systems for small and mid size enterprises. These services include internet connectivity, e-mail hosting, website development/hosting, e-commerce, e-CRM and ERP software systems. The Company plans to convert its ERP system to web based applications by mid-2001. The ERP software "vertical" application products include OA/Manufacturing, OA/Distribution, and OA/Converting. OA/System products are capable of supporting virtually every aspect of manufacturing, importing, converting, and distribution. This development effort was begun in the second quarter of 2000 and significant time and effort was spent in development, strategic initiatives and alliances and development of sales and marketing plans for the e-business suite of solutions. (See Liquidity and Capital Resources, below and Note D, Notes to Consolidated Financial Statements.)

         The Company's decision to focus on the SSC development and its operation of the Networkland Inc. ("Networkland") and the development of Technet Computer Services, Inc. ("Technet") resulted in the closing of the unprofitable Largo, Maryland training facility and consolidation of staff and resources in Virginia. The Company is also considering other overhead reduction measures, which measures the Company may or may not implement (depending on the future financial performance of the Company). As a result of these decisions additional non-cash write-offs of equipment, receivables, tax assets and goodwill were taken in the second quarter of 2000. (See Computer Training Center to close October 31, 2000 and Company's Principal Executive Offices below.)

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

         The Company reported sales from continuing operations of approximately $4.5 million for the three-month period ended June 30, 2000, as compared to $5.9 million for the same period in 1999. The decrease in sales of approximately $1.4 million or 24% is attributable to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business, which generated sales in 1999. For the current quarter, Networkland reported revenues of approximately $3.0 million compared to Socrates Technologies Incorporated revenue of approximately $5.9 million for the period last year, while Technet reported revenue of approximately $1.3 million for the current quarter which is approximately the same reported in the period last year. Socrates Solutions Corporation reported revenue of approximately $156,000 for the current quarter.

         Gross Profit for the period decreased from $1.1 million to $850,000 and Gross profit increased as a percentage of sales to 18.9% from 16.8%. This improvement is due to the concentration on higher margin opportunities in software development and networking services.

         Selling, general and administrative expenses increased $104,000, or 4.0%, compared to the same period in 1999, reflecting a charge associated with consolidating management staff to other offices, and additional bad debts expense to allow for uncollectible accounts receivable.

         Depreciation and amortization increased by approximately $369,000 due to the acceleration of depreciation and amortization of certain assets relating to the closed facilities.

         In addition, during the three-month period ended June 30, 2000, management recognized a write down of approximately $3.8 million to reflect the impairment of goodwill associated with the acquisitions of Technet Computer Services (Technet) and Networkland, Inc. (Networkland). With the recent shift in focus of the Company on developing its e-business suite of product offerings, management is currently reevaluating the strategic fit of the Technet software development services business and the Networkland computer reselling and network integration business to its business going forward. These considerations when coupled with low barriers to entry and lack of proprietary products or services in these lines of business led management to write down the carrying value of goodwill associated with them to $100,000 for Technet and $400,000 for Networkland, amounts representing management's estimates of the cash flows to be derived from these operations during the period of evaluation. Management believes that using estimates of earnings and cash flow for periods longer than one year is inappropriate due to uncertainty regarding the nature of operations and results of those operations beyond that period. Consistent with the recording of the impairment charge, the Company will amortize the remaining goodwill to operations over a one-year period.

         Investment expense increased in the quarter ended June 30, 2000 compared to the comparable 1999 quarter by approximately $171,000, primarily as a result of borrowings.

         The Company fully reserved against tax benefits associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses was uncertain. However, the Company did not adjust the previously recorded net deferred tax asset of $1.2 million based on its estimate of future taxable income expected to be generated from its continuing operations at the time. Based upon the continued losses incurred in the six-month period ended June 30, 2000, management determined that a writedown of the previously recorded net deferred tax asset of $1.2 million was necessary.

         While the above analysis is prepared for consistency with prior reports, the Company does not believe that the presentation is indicative of its current operations. The Company bases this belief upon the acquisitions of Networkland and OAS, as well as the restructuring concluded in the fourth quarter of 1999. The table below segregates operations of the Company's three operating subsidiaries.

                                                                          Quarter ended June 30, 2000
-----------------------------------------------------------------------------------------------------
                                        Networkland     Technet      SSC      All Other      Total
                                        -----------   -----------   ------    ---------   -----------
Sales                                   $    2,929    $    1,286    $ 156     $    122    $    4,493

Gross profit on sales                          517            79      155           99           850

Expenses*                                      403           230      933        1,749         3,315

Earnings (loss) from operations         $      114    $     (150)   $(778)    $ (1,650)    $  (2,464)

* The above expenses do not include $3.8 million in write-offs of goodwill.


Six months ended June 30, 2000 Compared to Six months ended June 30, 1999

         The Company reported sales from continuing operations of approximately $9.4 million for the six-month period ended June 30, 2000, as compared to $13.8 million for the same period in 1999. The decrease in sales of approximately $4.4 million or 33% is attributable to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business, which generated sales in 1999. For the six months, Networkland reported revenues of approximately $6.2 million compared to Socrates Technologies Incorporated revenue of approximately $9.2 million for the period last year, while Technet reported revenue of approximately $2.7 million for the current quarter which is approximately the same reported in the period last year. Socrates Solutions Corporation reported revenue of approximately $257,000 for the six months.

         Networkland uses internal cash and vendor financing to finance the purchase of equipment, hardware and software for resale to customers. Networkland is seeking accounts receivable financing to supplement its vendor financing and reduce its reliance on internal cash to fund purchases of equipment, hardware and software for customers. The lack of such additional financing hinders the ability of Networkland to expand its business.

         Gross Profit for the period decreased from $2.4 million to $1.9 million and Gross profit increased as a percentage of sales to 21% from 17%. This improvement is due to the concentration on higher margin opportunities in software development and networking services.

         Selling, general and administrative expenses decreased $584,000, or 12%, compared to the same period in 1999, reflecting the restructuring and downsizing of operations, as well as the Company's continuing efforts in reducing administrative costs.

         Depreciation and amortization increased by approximately $356,000 due to the acceleration of depreciation and amortization of certain assets relating to the closed facilities.

         In addition, during the three-month period ended June 30, 2000, management recognized a write down of approximately $3.8 million to reflect the impairment of goodwill associated with the acquisitions of Technet Computer Services (Technet) and Networkland, Inc. (Networkland). With the recent shift in focus of the Company on developing its e-business suite of product offerings, management is currently reevaluating the strategic fit of the Technet software development services business and the Networkland computer reselling and network integration business to its business going forward. These considerations when coupled with low barriers to entry and lack of proprietary products or services in these lines of business led management to write down the carrying value of goodwill associated with them to $100,000 for Technet and $400,000 for Networkland, amounts representing management's estimates of the cash flows to be derived from these operations during the period of evaluation. Management believes that using estimates of earnings and cash flow for periods longer than one year is inappropriate due to uncertainty regarding the nature of operations and results of those operations beyond that period. Consistent with the recording of the impairment charge, the Company will amortize the remaining goodwill to operations over a one-year period.

         Investment expense increased in the six months ended June 30, 2000 compared to the comparable 1999 six months by approximately $133,000, primarily as a result of borrowings.

         While the above analysis is prepared for consistency with prior reports, the Company does not believe that the presentation is indicative of its current operations. The Company bases this belief upon the acquisitions of Networkland and OAS, as well as the restructuring concluded in the fourth quarter of 1999. The table below segregates operations of the Company's three operating subsidiaries.

                                                                       Six Months ended June 30, 2000
-----------------------------------------------------------------------------------------------------
                                        Networkland     Technet       SSC     All Other      Total
                                        -----------   -----------   -------   ---------   -----------
Sales                                   $    6,187    $    2,745    $  257    $    161    $    9,350

Gross profit on sales                        1,106           509       182         117         1,914

Expenses*                                      859           627     1,050       2,382         4,918

Earnings (loss) from operations         $      247    $      (51)   $ (868)   $ (2,266)   $   (2,938)

* The above expenses does not include $3.8 million in write-offs of goodwill.


Capital Resources, Liquidity and Backlog

         As of June 30, 2000, the Company had working capital of approximately $3.4 million including cash and cash equivalents of approximately $.55 million and excluding the convertible debentures of $3.6 million which has been presented as a current liability due to the current negotiations to refinance this obligation. Cash on hand and cash generated during the quarter was used principally to reduce borrowings.

         In February 2000, the Company entered in to a new agreement with a financing company to provide up to $1 million of financing by factoring specific accounts receivable. To date the Company has financed approximately $100,000 under this agreement. This accounts receivable financing was terminated in July, 2000. The Company is currently seeking a new source of accounts receivable financing to purchase equipment or hardware from time to time for its customers.

         In January and February 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $931,000.

         During the first quarter, holders of 316,600 options to purchase common shares exercised their rights to purchase shares of the Company's common stock, resulting in an increase of equity, cash and tangible assets of approximately $517,000.

         On March 20, 2000, the Company sold a series of debentures, convertible under certain circumstances into shares common stock of the Company, for an aggregate price of $4.5 million. The debentures bear interest at the rate of 4%, which, at the option of the holder, may be paid in shares of common stock. The shares of stock underlying the debentures were included in a registration statement filed by the Company with the SEC on June 29, 2000. Of the $4.5 million, the Company received approximately $3.2 million ($3.5 million less approximately $370,000 commission and legal expenses) at the closing, with another $1 million to be received after the registration of the underlying shares becomes effective. The debentures generally are convertible either after 120 days or after the registration becomes effective, whichever event occurs first. There are certain penalties included in the agreements for failure to register the underlying stock. The debentures are convertible into common stock at the lower of $3.38 or the lowest closing price of the Company's common stock during the 30 trading days immediately preceding conversion. Each debenture has attached to it a warrant granting the holder the right to purchase .5 shares at $6.77 per share and .1 shares at $12.00 per share. The Company expects to record related expenses of approximately $470,000 for commissions and legal expenses related to the sale of the debentures.

         Management believes that the Company needs to raise additional capital through the placement of equity or debt securities based upon its current level of operations. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets.

Computer Training Center to close October 31, 2000

         The Company decided on July 6, 2000 to stop and dissolve its computer training business due to poor financial performance and the cost of complying with new licensing laws in the State of Maryland for computer training companies. The Company will continue to conduct computer training courses at Largo through October 2000 in order to satisfy its current contract with the job training service of Prince Georges' County, Maryland. After the completion of the scheduled computer training classes in October 2000, the Company will attempt to sublease the remaining 12,759 square feet that it occupies at the Largo, Maryland facility. {need to mention if sublease is likely here} The Company laid off the computer training operation's sales and administrative staff in July 2000. The Company uses independent contractors as instructors and has no obligation to them after October 2000. The Company believes that the closing of the computer training operation will reduce operating expenses by at least $30,000 per quarter.

Sublease of Largo Facilities

         The Company is seeking to reduce its operating expenses by consolidating its operations into as few office spaces as possible and subleasing unused or vacated office space.

         The Company leased 22,170 square feet of its 34,929 square foot facility at Largo, Maryland on August 1, 2000 to a local technology company. The sublease runs until the expiration of the Company's lease on July 31, 2002. The Company continues to occupy the remaining 12,759 square feet of the Largo facility, which space will be used for computer training until October 31, 2000. The Company will attempt to sublease the remaining 12,759 square feet at the Largo facility after the completion of current computer training classes on October 31, 2000. Since October 1, 1999, the Largo facility has been used solely for computer training classes and as a storage space for Company equipment and furniture. The sublease will reduce the Company's monthly lease expense for the Largo facility from approximately $45,000 to approximately $12,000 per fiscal quarter.

         The Company also leased in July 2000 approximately 3,000 square feet of the 7,500 square feet at its 8133 Leesburg Pike, 7th Floor, Vienna, Virginia 22182. The remaining space is used by Technet Computer Services, Inc., a wholly owned subsidiary of the Company, and for the Company's principal executive offices.

Company's Principal Executive Offices

         The Company moved its principal executive offices from 8500 Leesburg Pike, Suite 406, Vienna, Virginia 22183 to 8133 Leesburg Pike, Suite 770, Vienna, Virginia 22182 on August 1, 2000. The Company moved its principal executive offices in order to consolidate operations in Vienna, Virginia into one location. The Company is seeking to sublease the 5,101 square feet at 8500 Leesburg Pike, Suite 406, Vienna, Virginia 22183.

Litigation

         The Company's settled with one defendant for cash and the execution of a release in its lawsuit against one of the defendants in August 2000 in SOCRATES TECHNOLOGIES INC. V. NATIONAL PUBLIC RADIO, ET AL. (D.C. Superior Court). The Company currently intends to go to trial against the other two defendants. A trial date has not been set in this case.

         The Company filed motion to dismiss the complaint in HIRATA CORPORATION AND HIRATA USA CORPORATION V. SOCRATES TECHNOLOGIES CORPORATION, ET AL. (U.S. District Court, Indiana). The plaintiffs have responded with briefs in opposition to the motion to dismiss. The Company does not expect to receive a decision on its motion to dismiss until September 2000 or October 2000.

         The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

Delisting of Company's Common Stock

         The Nasdaq Stock Market, Inc. delisted the Company's Common Stock, $0.01 par value, from the Nasdaq National Market System (NMS) at the start of trading on June 30, 2000. The Nasdaq cited the Company's failure to comply with Nasdaq Marketplace Rule 4460(i) in connection with the financing under the March 2000 agreements to issue 4% Debentures due March 20, 2005 to certain investors in a private placement as the reason for the delisting. The Company has appealed the delisting of its Common Stock to The Nasdaq Listing Qualifications Review Council. The Company expects a decision on its appeal in September 2000.

         The Company was notified of the delisting after the close of the stock markets on June 29, 2000. The Company was negotiating a restructuring of the terms and conditions of the 4% Debentures due March 20, 2005 when the Common Stock was delisted. The Company is optimistic about its prospects for negotiating a restructuring of the terms and conditions of the 4% Debentures due March 20, 2005 in August 2000 but no assurance can be given that it will be successful.

         Since being delisted on June 30, 2000, the Company's Common Stock has traded on the "pink sheets" of the Over the Counter market and, during the last week of July 2000 started to trade on the Over the Counter Bulletin Board (Symbol: SOCT.OB).

         Besides the appeal of the delisting decision, the Company is considering a number of possible actions to restore the Company's Common Stock to a more liquid market. The Company may be unable to list its Common Stock with a more liquid market.

         The Company believes that the delisting has made it more difficult and more expensive for the Company to raise money, either through the sale of stock or by other means, because it is more difficult for investors to find and trade securities listed on the Over the Counter "pink sheets" or Bulletin Board, some brokerage firms are hesitant or will not trade securities listed on the Over the Counter "pink sheets" or the Over the Counter Bulletin Board; and securities traded on the Over the Counter "pink sheets" or Bulletin Board are often usually micro-cap or smaller companies and are deemed to be a riskier investment than companies traded on other national stock markets or stock exchanges.

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

The information presented above contains forward-looking statements that are subject to risks and uncertainties. The company's actual results may differ significantly from those discussed above and elsewhere in this Form 10-Q regarding market risk, business development, reorganization of operations and other business, financial and regulatory matters. The above discussion should be read in conjunction with the 1999 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.


--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
[Richter please update]


ITEM 1.  LEGAL PROCEEDINGS

         Legal proceedings is discussed above in "Litigation" above.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January and February 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $931,000.

         During the first quarter, holders of 316,600 options to purchase common shares exercised their rights to purchase shares of the Company's common stock, resulting in an increase of equity, cash and tangible assets of approximately $517,000.

         The Company offered warrants to purchase shares of its Common Stock, $0.01 par value, in a private placement to a limited number of accredited investors (as defined in Rule 501(a). The Warrants granted piggyback registration rights to the underlying shares of Common Stock. The Warrants were sold at $0.50 per Warrant and entitled the holder to purchase a minimum of 20,000 shares of Common Stock at a 25% discount from the closing market price of the Common Stock on the date of exercise of the Warrant. For the quarter ending June 30, 2000, the Company issued Warrants to purchase 253,164 shares of Common Stock to one accredited investor at a per share purchase price of 39 cents per share. This private placement will remain open until September 30, 2000. The Company received $100,000 in aggregate offering proceeds from the exercise of the Warrant. The total proceeds of the above financings was used by the Company to make the following payments:

         Aggregate Offering Proceeds:                            $1,896,000

                  Salaries at SSC and Accounts Payable             (223,000)

                  Payment of Socrates Technologies
                  Inc. Accounts Payable                            (265,000)

                  Commission to Private Placement Agent             (20,800)

                  Working Capital Requirements                   (1,387,200)

         Total Expenditures:                                    ($1,896,000)

         The Company's operations are not currently producing enough profits to cover operating expenses and outstanding accounts payable of the Company and its subsidiaries (including discontinued operations). Unless the Company's operations produce increased profits, the Company will be forced to privately or publicly sell its securities to raise enough working capital to pay operating expenses and outstanding and due accounts payable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As described above in Note C - "Convertible Debentures" to the financial statements, the Company entered into agreements to issue 4% Debentures due March 20, 2005. While the Company is negotiating a restructuring of the terms of the 4% Debentures due March 20, 2005, the Company believes that an aggregate amount of accrued interest of approximately $36,000 for June, July and August 2000 on the 4% Debentures due March 20, 2005, will be due and payable by the Company to the investors in August or September 2000 as a condition to restructuring the terms. While the Company and the investors' representative were negotiating to restructure the terms of the 4% Debentures due March 20, 2005, it is the Company's understanding that these debentures and the underlying warrants were held in escrow by legal counsel to the investors' representative and these debentures were not released to the investors by legal counsel to the investors' representatives until August 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1999 Annual Meeting of Shareholders on April 21, 2000. The results of that meeting were reported in Part II of the Form 10-Q for the quarter ended March 30, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits.

             Exhibit 27, Article 5 - Financial Data Schedule


         b.  Reports on Form 8-K.

             Form 8-K, filed May 24, 2000

             Form 8-K, filed May 25, 2000

             Form 8-K, filed June 26, 2000

             Form 8-K, filed July 5, 2000

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOCRATES TECHNOLOGIES CORPORATION

August 15, 2000

By: /S/ Timothy J. Keenan
    -------------------------------
    Timothy J. Keenan
    Chief Executive Officer