Form 10-Q
period 2000-09-30
SOCRATES TECHNOLOGIES CORP
filed 2000-12-26
CIK 937603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended:         Commission file number:
              September 30, 2000                         0-26614

                                   -----------

                        SOCRATES TECHNOLOGIES CORPORATION

             (Exact Name of Registrant as Specified In Its Charter)


               Delaware                             54-1707718
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


  8133 Leesburg Pike, Vienna, VA                        22182
 (Address of principal executive offices)            (Zip Code)


                                 (703) 288 6500
                (Company's telephone number, including area code)

                                   -----------


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [] No [X]

         As of December 22, 2000, shares of the Registrant's Common Stock, $.01 par value, were 23,297,153 outstanding.

                        SOCRATES TECHNOLOGIES CORPORATION


                                      INDEX


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                               3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              24

Item 2.    Changes in Securities                                          24

Item 3.    Defaults Upon Senior Securities                                24
Item 4.    Submission of Matters to a Vote of Security Holders            24

Item 6.    Exhibits and Reports on Form 8-K                               24


SIGNATURES                                                                25

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
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


SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Consolidated balance sheets
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------


                                                                             September 30,     December 31,
Assets                                                                           2000             1999
                                                                             -------------------------------
Current assets
        Cash and cash equivalents                                            $       261        $       942
        Accounts receivable, net of allowance
          for doubtful accounts                                                    2,871              3,769
        Inventory                                                                     47                 54
        Advances and other receivables                                               136                211
        Prepaid expenses                                                              91                194
        Employee loans and advances                                                    -                  -
                                                                             -------------------------------

Total current assets                                                               3,406              5,170

Property and equipment, net                                                          268                636
Goodwill, net                                                                        300              4,542

Deferred tax asset, net of valuation allowance                                         -              1,200
Other assets                                                                           8                 72
                                                                             -------------------------------

Total assets                                                                       3,982             11,620
                                                                             ===============================

Liabilities and stockholders' equity
Current liabilities
        Line of credit and financing arrangement                                     128                  -
        Notes Payable                                                                  -                134
        Accounts payable and accrued liabilities                                   2,868              4,036
        Shareholder loans and interest                                               163                  -
Convertible Debenture                                                              3,559                  -
                                                                             -------------------------------

Total current liabilities                                                          6,718              4,170
                                                                             -------------------------------

Stockholders' equity
        Common stock, $.01 par value,
          50,000,000 shares authorized, 25,898,610 and 21,396,196
          shares issued; 22,897,194 and 18,263,228 shares outstanding at
          September 30, 2000 and December 31, 1999, respectively                     259                212
        Stock subscription receivable                                               (150)              (150)
        Additional paid-in capital                                                57,961             51,924
        Treasury stock, at cost, 3,001,416 shares                                (17,554)           (17,554)
        Accumulated deficit                                                      (43,252)           (26,982)
Total stockholders' equity                                                        (2,736)             7,450
                                                                             -------------------------------

Total liabilities and stockholders' equity                                   $     3,982         $   11,620
                                                                             ===============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations - unaudited
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       -----------------------------------
                                                                            2000                1999
                                                                       ---------------     ---------------
Products                                                               $        2,417      $        2,261
Services                                                                        1,366               1,693
                                                                       ---------------     ---------------
TOTAL SALES                                                                     3,783               3,954

Products                                                                        1,909               2,328
Services                                                                        1,124               1,297
                                                                       ---------------     ---------------
TOTAL COST OF SALES                                                             3,033               3,625
                                                                       ---------------     ---------------

GROSS PROFIT                                                                      750                 329

EXPENSES
   Selling, general and administrative                                          1,889               1,725
   Depreciation and amortization                                                  327                 206
   Goodwill Writedown                                                             474
   Writedown for impairment of assets                                           6,104                 528
                                                                       ---------------     ---------------
                                                                                8,794               2,459
                                                                       ---------------     ---------------

LOSS FROM OPERATIONS                                                           (8,044)             (2,130)

Loss on sale of investment                                                                         (3,953)
Interest and financing income (expense)                                           (42)                (37)
Other income (expense)                                                              5                 710
                                                                       ---------------     ---------------

LOSS BEFORE INCOME TAXES                                                       (8,081)             (5,410)

INCOME TAX (BENEFIT) PROVISION
   Current                                                                          -                   -
   Deferred                                                                         2                   -
                                                                       ---------------     ---------------

NET LOSS                                                               $       (8,083)     $       (5,410)
                                                                       ===============     ===============

LOSS PER SHARE
Basic and diluted loss per share                                                (0.36)              (0.34)

Weighted average shares outstanding, basic and diluted                         22,591              15,739

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations - unaudited
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ------------------------------------
                                                                              2000                1999
                                                                        ---------------      ---------------
Products                                                                $        8,666       $       12,169
Services                                                                         4,467                5,586
                                                                        ---------------      ---------------
TOTAL SALES                                                                     13,133               17,755

Products                                                                         6,990               11,515
Services                                                                         3,479                3,550
                                                                        ---------------      ---------------
TOTAL COST OF SALES                                                             10,469               15,065
                                                                        ---------------      ---------------

GROSS PROFIT                                                                     2,664                2,690

EXPENSES
   Selling, general and administrative                                           6,012                6,433
   Depreciation and amortization                                                 1,123                  647
   Goodwill Writedown                                                            4,243                    -
   Writedown for impairment of assets                                            6,104                2,076
                                                                        ---------------      ---------------
                                                                                17,482                9,156

LOSS FROM OPERATIONS                                                           (14,818)              (6,466)

Loss on sale of investment                                                                           (3,953)
Interest and financing income (expense)                                           (304)                (167)
Other income (expense)                                                              72                  726
                                                                        ---------------      ---------------

LOSS BEFORE INCOME TAXES                                                       (15,050)              (9,860)

INCOME TAX (BENEFIT) PROVISION
   Current                                                                          15                    0
   Deferred                                                                      1,204
                                                                        ---------------      ---------------

NET LOSS                                                                $      (16,269)      $       (9,860)
                                                                        ===============      ===============

LOSS PER SHARE

Basic and diluted loss per share                                                 (0.78)               (0.65)
Weighted average shares outstanding, basic and diluted                          20,768               15,073

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


SOCRATES TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------

                                                                                   Nine Month      Nine Month
                                                                                  Period Ended    Period Ended
                                                                                    Sept 30,        Sept 30,
                                                                                      2000            1999
                                                                                 --------------- ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
                Net earnings (loss) from operations                              $      (16,269) $       (9,860)
                Adjustments to reconcile net income (loss) to net
                    cash from operating activities:
                       Deferred Income Taxes                                              1,200               -
                       Depreciation and amortization                                      1,123             647
                       Write down of goodwill                                             4,243               -
                       Write down of impaired assets                                      6,104               -
                       Loss on lease abandonment                                             59               -
                       Realized (gain) loss on investments                                    -           3,953

                       Changes in operating assets and liabilities, net of
                           effects of acquisitions and dispositions:
                           Decrease in accounts receivable                                  228           7,085
                           Decrease in inventory                                              8           1,075
                           (Increase) advances and other receivables                       (844)            (69)
                           (Increase) decrease in prepaid expenses                         (580)            537
                           Decrease in other assets                                           -              37
                           (Increase) in goodwill                                             -            (550)
                           (Decrease) in accounts payable and accrued liabilities        (1,227)           (875)
                                                                                 --------------- ---------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (5,955)          1,980

CASH FLOWS FROM INVESTING ACTIVITIES
                Cash received from purchase of subsidiary                                     -             421
                Cash received from sale of discontinued operations                            -             157
                Cash received from sale of investments                                        -           1,348
                Cash payment for purchase of subsidiary                                    (420)           (700)
                Property, Plant and equipment purchases                                    (319)             (3)
                                                                                 --------------- ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (739)          1,223

CASH FLOWS FROM FINANCING ACTIVITIES
                Net (decrease) increase in line of credit                                   128          (4,438)
                Proceeds from shareholder loans                                             163             300
                Payment of notes payable                                                   (134)              -
                Proceeds from issuance of convertible debentures                          3,559               -
                Proceeds from conversion of options                                         517               -
                Proceeds from issuance of common stock                                    1,780               -
                                                                                 --------------- ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       6,013          (4,138)
                                                                                 --------------- ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       -             (71)
                                                                                 --------------- ---------------

NET (DECREASE) IN CASH                                                                     (681)         (1,006)
CASH AT BEGINNING OF YEAR                                                                   942           2,115
                                                                                 --------------- ---------------

CASH AT END OF YEAR                                                              $          261  $        1,109
                                                                                 =============== ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's audited financial statements for the year ended December 31, 1999.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of continuing operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Former management of the Company focused on growing the Company by developing a new business line, the Flexible Service Provider or "FSP", through the Socrates Solutions Corp. subsidiary ("SSC") and through the acquisition of the assets of Object Application Systems, Inc. ("OAS"), a New York corporation. The FSP business line was a Application Systems or Services Provider or "ASP" business in which SSC offered the Enterprise Resources Program system or "ERP" of SSC and a menu of Web-based or Internet-based services and products (such as Web hosting, customized e-mail, Internet-based sales systems). The FSP effort has failed to date to produce any revenues or profits. Rather than continue to invest in the FSP business line, the Company started in the fourth fiscal quarter to reduce its operations to its core businesses (that is, Technet Computer Services, Inc. and Networkland Inc.) and refocused the Company to achieve profitability as soon as practicable in those core businesses. In the meantime, the Company will explore a number of possible corporate actions to enhance shareholder value, including, without limitation, the expansion of the Company's strategic and subcontracting relationships to leverage the resources of third parties, the restricting services and products to those services and products that the Company can provide with existing resources or with the resources of its partners, the acquisition of the Company by a larger enterprise, or making the Company a captive vendor of a larger enterprise.

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses, currently has a significant working capital deficit, and is in need of additional investment capital to sustain and grow its business. The Company has streamlined its operations to two operating subsidiaries, Networkland and Technet, and has eliminated or is eliminating all unprofitable operations. The Company is also reducing overhead costs. The Company believes that it can sustain Technet and Networkland with little or no additional investment capital and continued availability of vendor financing for Networkland. The loss or reduction of vendor financing for Networkland would have a significant and adverse impact on Networkland's ability to operate. Although the Company expects operating results to improve and believes that the streamlined operations can be sustained without additional investment capital, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital and therefore may not be able to continue operating. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim consolidated financial statements include the accounts of Socrates Technologies Corporation (a Delaware corporation), and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Socrates was incorporated in the State of Delaware on April 12, 1994 under the name "MVSI, Inc.". MVSI, Inc. changed its name to "Socrates Technologies Corporation" in December 1998 by MVSI, Inc. merging with a newly-formed subsidiary, which was formed for the sole purpose of effecting the name change. Unless the context otherwise requires, the "Company" or "Socrates" refers to Socrates Technologies Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices in Virginia and has facilities in Virginia, and New Jersey.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE B - SIGNIFICANT ACCOUNTING POLICIES - Continued

Socrates Technologies Corporation ("Socrates" or the "Company") is a holding company with operating subsidiaries engaged in the following businesses: (1) through its Technet Computer Services, Inc. ("Technet") subsidiary, providing software programming, support and consulting services and (2) through its Networkland Inc. subsidiary ("Networkland") computer and information technology services and products, both subsidiaries selling to corporate and government customers.

Revenue Recognition

Product sales are recognized upon shipment or delivery when no significant obligations exist at the time. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered either by the Company's warranty or by the warranty of the original equipment manufacturer in instances where the Company acts as a distributor. Revenue from services is generally recognized as the services are rendered using contractual billing rates. Revenue billed in advance of customer acceptance is deferred until such time as acceptance occurs. For fixed-price contracts, the Company follows the percentage of completion method for revenue recognition. Amounts received from customers prior to shipment are recorded as deposit liabilities.

The Company's SSC subsidiary licenses software under license agreements and provides services including training, consulting and maintenance consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to the software license are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When SSC enters into a license agreement with a customer requiring significant customization of the software products, SSC recognizes revenue related to the license agreement using contract accounting. Revenues from fixed-price contracts, post-contract support services, installation and maintenance agreements are recognized ratably over the appropriate period. Payments received in advance of when revenue is recognized are recorded as deferred revenue.

Due to the resignation of key personnel of SSC in November, 2000 and the inability of SSC to generate sufficient revenues, the Company's management has closed the New York City operations of SSC. The Company intends to pursue its licensing of SSC's software acquired from OAS under the asset purchase agreement between the Company and OAS in the event that a rescission of the asset purchase agreement is not effected. However, no assurance can be given that the Company will be successful in its efforts to do so.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE B - SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounts Receivable

Accounts receivable is stated at the unpaid balances, less allowance on collectible accounts. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. As of September 30, 2000 and December 31, 1999, management has established an allowance for doubtful accounts of approximately $40,281 and $1.4 million, respectively.

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

Capitalized Software Costs

The Company acquired certain computer software, effective March 1, 2000, in connection with the acquisition of substantially all of the assets and the assumption of certain liabilities of Object Application Systems, Inc. ("OAS"), which is more fully described herein. The cost allocated to software in that acquisition, $3.68 million, was being amortized over a six-year period. As stated above, the Company is currently trying to rescind the asset purchase agreement with OAS. The Company is uncertain about the likelihood of such a rescission or the impact and consequences of a complete or partial rescission, except that the Company stands to reduce its assets by the remaining recorded value of the OAS software and other acquired assets and the Company would avoid at least $400,000 of OAS liabilities. However, due to the uncertainty of the legal outcome of the Company's rescission efforts and plans to file Chapter 11 proceedings for its SSC subsidiary, the remaining value of the unamortized software of approximately $3.6 million has been written off as of September 30, 2000.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on the straight-line method over ten years. Amortization expense charged to operations for the nine months ended September 30, 2000 and 1999, was approximately $425,227 and $351,418, respectively. Management regularly reviews the carrying value of goodwill against anticipated cash flows of each business in order to evaluate recoverability. As a result, during the three-month period ended September 30, 2000, management recognized a write down of approximately $3.8 million to reflect the impairment of goodwill associated with the acquisitions of Technet and Networkland, Inc. (Networkland) subsidiaries.

During the third quarter of 2000, due the matters discussed above related to OAS, the Company wrote off the $400,000 of remaining goodwill associated with the OAS acquisition due to impairment.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE B - SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred taxes are recognized, subject to valuation allowance, for temporary differences in the timing of recognition of certain income and expenses for financial statement and income tax purposes using the liability method. Management regularly reviews for recoverability of deferred tax assets and adjusts, if necessary, a valuation allowance against such assets. In determining the amount of the valuation allowance recorded at each balance sheet date, management has considered historical taxable income generated by continuing operations, adjusted for non-recurring gains and losses and known charges which are not deductible, such as goodwill amortization, and for the anticipated impact of management's operating plans. The Company fully reserved against tax benefits associated with losses incurred in 1999 due to the fact that the Company's ability to generate taxable income sufficient to absorb such losses was uncertain. However, the Company did not adjust the previously recorded net deferred tax asset of $1.2 million based on its estimate of future taxable income expected to be generated from its continuing operations at the time. Based upon the continued losses incurred, management determined that a writedown of the previously recorded net deferred tax asset of $1.2 million was necessary during the second quarter.

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

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In 2000, the required implementation date of SAB 101 was delayed to the fourth quarter of fiscal years beginning after December 15,1999. SAB 101 provides guidance related to revenue recognition, income statement presentation and financial disclosures. The adoption of SAB 101 is not expected to have a significant effect on the Company's results of operations or its financial position. The Company plans to continue to evaluate the potential impact of SAB 101 and to adopt the pronouncement for the fiscal quarter ended December 31, 2000.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25". FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1. 2000.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS - Continued

The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the Company's results of operations or its financial position.

NOTE D - OPERATIONS

The Company's Board of Directors is and will be reviewing from time to time the current business and strategic plans for attaining profitability as soon as practicable. The focus of current senior management is to achieve profitability with existing resources at Networkland and Technet, to eliminate all unprofitable business operations and to continue to reduce overhead. The Company's Board of Directors appointed Fred Sajedi in late November 2000 to manage Technet as well as Networkland. This appointment places all operations under the direction of a single executive and is intended to bring Technet to profitability as soon as practicable. Technet has not attained profitability in the prior fiscal quarters because of its inability to attain industry standard profit margins and decreased sales on a quarterly basis.

As part of the Company's efforts to reduce overhead, the senior management of the Company has been restructured and reduced. Current senior management of the Company is: Ashok Rattehalli, Chairman of the Board; Fred Sajedi serves as chief operating executive for Networkland and Technet; Paul Richter handles general counsel and secretary functions for the Company and each subsidiary and serves as president of Technet; and Andreas Keller, Treasurer and Vice President (as of December 18, 2000). The Company's new Board of Directors consists of Ashok Rattehalli, Chairman; Clark Easter, outside director; Michael Shoemaker, outside director; Richard Prins, outside director; and Andreas Keller.

In June 2000, the Company's former senior management eliminated all accounting positions at the Company's Virginia headquarters and transferred all corporate accounting and finance functions and records to SSC's New York City facility. The former CEO and other employees at SSC assumed oversight of those functions from June 2000 through September 2000. The accounting and finance functions and records of the Company were transferred back to the Company's Vienna, Virginia headquarters in October 2000. Further, the employees responsible for maintaining the financial records and accounting systems resigned without allowing a suitable period for transitioning their functions to other employees of the Company or SSC. The Company had difficulty locating and preparing the financial records necessary to complete the Form 10-Q Report for the quarter ended September 30, 2000, which effort could not be completed before the filing deadline of November 15, 2000. Subsequently, the Company completed its reconciliation and reconstruction of the accounting records underlying the accompanying financial statements and believes they portray fairly the financial affairs of the Company.

In November 2000, the former Chief Executive Officer and President, Mr. Keenan was charged by the U.S. Department of Justice with embezzlement of approximately $321,000 in funds from August 1997 into September 1999 from a customer of his former employer. Mr. Keenan resigned from all positions held at the Company on November 10, 2000. The Company or its directors were not aware of the U.S. Department of Justice proceedings against Mr. Keenan until December 1, 2000, when news reports surfaced about the charges. Mr. Keenan joined the Company as its President in late September 1999. From September 1999 into early January 2000, Mr. Keenan's duties as President of the

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

Company did not include any participation in the Company's financial affairs or functions or any oversight or management of corporate resources. The Company, under the direction of the Board of Directors, conducted an investigation of Mr. Keenan's background through a nationally-known investigative firm in connection with the proposed expansion of Mr. Keenan's authority from president of the Company with a limited scope of authority and functions to the position of Chief Executive Officer and President of the Company with traditional duties and authority, appointment to the Company's Board of Directors (in March 2000) and appointment as the Chief Executive Officer and director of SSC. The investigation took place from February 4, 2000 through February 29, 2000 and produced no facts or information to warrant any suspicions about Mr. Keenan.

Mr. Keenan was removed from participation in any financial affairs or functions of the Company in August 2000.

After receipt of news reports about the charges against Mr. Keenan in New York, the Company commenced an internal investigation in December 2000 of Mr. Keenan's actions as an officer of the Company from September 1999 through November 2000. The investigation will take approximately 60 days to complete and is being conducted to ensure that there was no malfeasance or misconduct in his conduct as an officer or director of the Company. The investigation will include the March 2000 acquisition of the assets of Object Application Systems, Inc. ("OAS"), a New York corporation, by SSC, which transaction was brought to the Company and advocated for approval by Mr. Keenan. The Company will publicly announce the results of its investigation in February 2001.

SSC ceased operations from its New York City facility on or about November 8, 2000 due to continuing operating losses, the resignation of the key personnel of SSC in October and November 2000, business and legal disputes between SSC and OAS and its principals and the failure of SSC to sustain sales in its core business: the leasing of a software system for enterprise resources planning or programming, or "ERP", for small and medium sized textile companies.

The Company's Socrates Technologies, Inc. ("STI") subsidiary, which has ceased all business operations as of October 31, 2000, will file a petition under Chapter XI of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in Greenbelt, Maryland on or before, January 4, 2000. The Company does not believe that the bankruptcy proceedings of STI and SSC will adversely impact on the Company's other operations. The Company believes that the bankruptcy proceedings for STI and SSC are important to protect the other operations of the Company from unfounded or groundless creditor claims.

NOTE E - FINANCING ARRANGEMENTS

After unsuccessfully seeking financing from financial institutions, institutional investors and other third-party financing sources in the past six months, the Company asked Fred Sajedi, Networkland's chief executive officer and president, to enter into a one-time factoring agreement whereby Mr. Sajedi provided $100,000 for working capital for the parent company and its subsidiaries. The aggregate face amount of factored accounts receivable was approximately $217,000. The Board of Directors of the Company approved these financing terms in light of the need of the Company for financing and believes that the terms of the financing are reasonable in light of the condition of the Company and the absence of alternative financing. Further, Mr. Sajedi transferred 160,000 shares to an accredited investor in order to satisfy an existing Company obligation. The $100,000 was generated by the sale of 640,000 shares of Mr. Sajedi's common stock to an accredited investor.

NOTE F - CONVERTIBLE DEBENTURE

The Company is continuing its negotiations with the representative of the holders of the 4% Convertible Subordinated Debentures due on March 20, 2005 ("Debentures"). The Company has made no payments to date on the debt. The representative of the holders of the Debentures has indicated to the Company in December 2000 that it is willing to consider a final resolution of the

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE F - CONVERTIBLE DEBENTURE - Continued

pending issues and to do so in a manner that is beneficial to both the Company and its Debenture holders. Management feels confident at this time that a reasonable resolution of all remaining issues can be reached, especially in light of recent discussions with the Debenture holders' representative and the forbearance shown by the Debenture holders for the past 8 months. Due to the pending negotiations and attempts to refinance the debenture, the Company has not yet obtained a valuation of the detachable warrants. If the valuation had been obtained, the proceeds from the issuance of the debentures would have been allocated between the debentures and the warrants based upon the relative fair values of the two securities at the time of issuance with the remaining discount on the debt to be accounted for as original issue discount to be amortized over the term of the debentures. The fair value attributable to the warrants would have been allocated to equity. The Company believes that the financial statement impact of not recording the discount on the debentures is immaterial to the consolidated results of operations for the six months ended September 30, 2000.

The amount due under the convertible debenture as of September 30, 2000 has been classified as a current liability pending the outcome of the above negotiations and attempts to refinance this obligation.

NOTE G - ACQUISITION OF OBJECT APPLICATION SYSTEMS, INC.

As a result of the current arbitration and legal proceedings between SSC and the Company, on the one hand, and OAS and its principals, on the other hand, and the closing of SSC operations from the New York City facility on November 8, 2000, the Company has decided to write down all the remaining book value of SSC assets which was approximately $ 4.2 million during the quarter ended September 30, 2000. Approximately $3.6 million was attributable to write down of capitalized software. The assumed liabilities under the asset purchase agreement and other contingency costs will not be removed pending the resolution of the Company's intended rescission efforts and Chapter 11 proceedings.

NOTE H - SEGMENT INFORMATION

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the three months ended September 30, 2000 and 1999, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the three months ended September 30, 2000, the Company had no one customer that accounted for 10 percent of the Company's total revenue. For the three months ended September 30, 1999, the Company had one customer that accounted for approximately 15 percent of its total revenue respectively. The Company had no material export sales during the three months ended September 30, 2000 and 1999.

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE H - SEGMENT INFORMATION - Continued

Financial information relating to the Company's industry segments for continuing operations for the three months ended September 30, 2000 and 1999, is as follows:

                                                 Three months ended September 30,2000

                                        Computer
                                     Systems Sales,
                                      Integration,     Software        General
                                        Training      Development     Corporate         Total
                                        --------      -----------     ---------         -----
Sales to unaffiliated customers        $ 2,423         $ 1,360         $     -         $ 3,783
Operating profit (loss)                   (851)           (340)         (6,853)         (8,044)
Net income (loss)                         (859)           (370)         (6,854)         (8,083)
Identifiable Assets                    $ 1,035         $ 1,657         $   144         $ 2,836


                                                  Three months ended September 30,1999

                                        Computer
                                     Systems Sales,
                                      Integration,     Software        General
                                        Training      Development     Corporate         Total
                                        --------      -----------     ---------         -----
Sales to unaffiliated customers        $  2,261        $  1,693        $      -        $  3,954
Operating profit (loss)                  (1,580)       $     45            (595)         (2,130)
Net income (loss)                        (1,650)            122          (3,882)         (5,410)
Identifiable Assets                    $  8,156        $  4,370        $  1,152        $ 13,678

The Company provides financial information for segment reporting purposes for two lines of business representing its continuing operations during the nine months ended September 30, 2000 and 1999, respectively. Continuing operations are represented by the Company's Computer Systems Sales, Integration and Training business and its Software Development business.

For the nine months ended September 30, 2000, the Company had no one customer that accounted for 10 percent of the Company's total revenue. For the nine months ended September 30, 1999, the Company had one customer that accounted for approximately 15 percent of its total revenue respectively. The Company had no material export sales during the nine months ended September 30, 2000 and 1999.

Financial information relating to the Company's industry segments for continuing operations for the nine months ended September 30, 2000 and 1999, is as follows:

SOCRATES TECHNOLOGIES CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2000
================================================================================

NOTE H - SEGMENT INFORMATION - Continued

                                                 Nine months ended September 30,2000

                                        Computer
                                     Systems Sales,
                                      Integration,     Software        General
                                        Training      Development     Corporate         Total
                                        --------      -----------     ---------         -----
Sales to unaffiliated customers        $  8,771         $  4,362        $      -         $ 13,133
Operating profit (loss)                  (2,008)          (3,692)         (9,119)         (14,819)
Net income (loss)                        (1,971)          (3,989)        (10,310)         (16,270)
Identifiable Assets                    $  1,035         $  1,657        $    144         $  2,836


                                                  Nine months ended September 30,1999

                                        Computer
                                     Systems Sales,
                                      Integration,     Software        General
                                        Training      Development     Corporate         Total
                                        --------      -----------     ---------         -----
Sales to unaffiliated customers        $ 11,510         $  6,245        $      -         $ 17,755
Operating profit (loss)                  (5,457)             329          (1,338)          (6,466)
Net income (loss)                        (5,769)             361          (4,452)          (9,860)
Identifiable Assets                    $  8,156         $  4,370        $  1,152         $ 13,678

NOTE I - SUBSEQUENT EVENTS

Note D to these financial statements contains information concerning SSC and arbitration and legal proceedings concerning SSC.

On December 6, 2000, STI surrendered the premises to the landlord pursuant to a court order. The landlord intends to lease the space to a third party. In light of STI's intention to file a petition under Chapter 11 of the U.S. Bankruptcy Code, the Company is uncertain about the impact on the Company of STI's lease obligations for the Largo space.

STI was released from the lease for 8500 Leesburg Pike, Suite 406, Vienna, Virginia 22182, on or about November 29, 2000. The Company estimates that the release will save the Company approximately $225,000 over the next 24 months in lease and additional rent payments. The space was leased by the landlord to a third party, effective December 1, 2000. STI paid approximately $2,400 to obtain the lease release.

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

Overview

         The Company has streamlined operations by eliminating non-operating subsidiaries, reducing overhead costs, centralizing executive management under a single management team and focusing on stabilizing and making profitable the two core businesses: Technet's software programming, maintenance and consulting business and Networkland's computer and information technology products and services business. As a result of these efforts, the Company has written off the assets and liabilities or written down the value of certain assets used by non-operating or unprofitable operations. The Company believes that it is important to take such write offs and write downs in order that the financial statements reflect the true nature of the ongoing operations.

         The Company's focus is on achieving profitability at its core businesses, Networkland and Technet, and eliminating all unprofitable operations and unnecessary overhead.

         The Company has experienced significant net losses, currently has a significant working capital deficit, and is in need of additional investment capital. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce new products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and for planned acquisitions and strategic partnerships.

         The three months ended September 30, 2000 was a period of change for the Company. During this quarter the efforts of SSC to promote the new ASP and FSP business lines failed, despite the investment of approximately $2 million into the these new business initiatives. The ASP and FSP business initiatives were managed by Timothy J. Keenan, Chief Executive Officer and a director of SSC and Mitchell Jerine, President and a director of SSC. Mr. Keenan was also Chief Executive Officer, President and a director of the Company and Mr. Jerine was also the Chairman of the Board and Chief Operating Officer of the Company during the third fiscal quarter. The Company believes that the marketing and sales approach pursued by SSC during the second and third fiscal quarter was insufficient in scope and implementation to produce any meaningful market penetration by SSC.

         The Company has restructured management in order to place all operations under the executive management of one person, Fred Sajedi, the chief executive officer and president of Networkland and Technet, and to eliminate the disparate management of each subsidiary operation. This centralization of management was implemented in November 2000 with a reduction in the senior management of the Company and its subsidiaries.

Results of Operations

         Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

         The Company reported sales from continuing operations of approximately $3.8 million for the three-month period ended September 30, 2000, as compared to $4.0 million for the same period in 1999. The decrease in sales of approximately $200,000 or 4% is attributable to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business, which generated sales in 1999. For the current quarter, Networkland reported revenues of approximately $2.4 million compared to Socrates Technologies Incorporated revenue of approximately $2.3 million for the period last year, while Technet reported revenue of approximately $1.4 million for the current quarter compared to $1.7 million in the same period last year. Socrates Solutions Corporation reported no revenue for the current quarter.

         Gross Profit for the period increased from $329,000 to $750,000 and Gross profit increased as a percentage of sales to 19.8 from 8.3%. This improvement is due to the concentration on higher margin opportunities in software development and networking services.

         Selling, general and administrative expenses increased $172,000, or 10%, compared to the same period in 1999, reflecting on going charges associated with the closing of operations of SSC during the quarter ended September 30, 2000 and charges associated with the closing of STI which included consolidating management staff to other offices, and additional bad debts expense to allow for uncollectible accounts receivable for the prior year quarter.

         Depreciation and amortization increased by approximately $120,000 due to the acceleration of depreciation and amortization of certain assets relating to the closed facilities.

         In addition, during the three-month period ended September 30, 2000, management recognized a writedown of approximately $ 6.1 million which consisted primarily of the impairment of assets which the Company acquired in the asset purchase agreement with OAS for total consideration of approximately $4.7 million, payable in cash, note payable and common stock of the Company. The Company recorded the transaction as an asset purchase, allocating the total purchase price to the various assets purchased, with any excess of purchase price over fair market value of assets purchased to goodwill. The principal asset purchased in the agreement was software, independently valued at approximately $3.68 million. As a result of the current arbitration and legal proceedings between SSC and the Company, on the one hand, and OAS and its principals, on the other hand, and the closing of SSC operations from the New York City facility on November 8, 2000, the Company has decided to write down all the remaining book value of SSC assets which was approximately $ 4.2 million during the quarter ended September 30, 2000. Approximately $3.6 million was attributable to write down of capitalized software. The assumed liabilities under the asset purchase agreement and other contingency costs will not be removed pending the resolution of the Company's intended rescission efforts and Chapter 11 proceedings. Other writedown charges were the result of removing the remaining book value of assets from the Company's other non-operating subsidiaries.

         In the third quarter of 1999, the Company sold its entire holdings of e-Net stock having a cost basis of $5.3 million and received net proceeds of $1.3 million. Relating to this sale, the Company recorded a loss of $3.9 million. Investment expense remained comparable to the 1999 third quarter as the Company has not recorded the interest on the Convertible debentures due to the discussions with the investor representative.

         Other income for the three months ended September 30, 1999 consisted primarily of $690,000 associated with a former officer and current shareholder agreeing to forego salary which had been accrued but not paid from 1996 to 1998 to resolve certain matters between the Company and the individual. The income associated with the reversal of this accrual had been treated as a change in estimate and was classified in other income to reflect its non-recurring nature and to not distort results of operations.


Nine months ended September 30, 2000 Compared to nine months ended September 30, 1999

         The Company reported sales from continuing operations of approximately $13.1 million for the nine-month period ended September 30, 2000, as compared to $17.8 million for the same period in 1999. The decrease in sales of approximately $4.6 million or 22% is attributable to the consolidation and restructuring of its hardware reseller business and the decrease in revenues due to the shutdown of its component supply and build to order business, which generated sales in 1999. For the nine months, Networkland reported revenues of approximately $8.7 million compared to Socrates Technologies Incorporated revenue of approximately $12.2 million for the period last year, while Technet reported revenue of approximately $4.5 million for the current nine months ended period which is approximately $1.1 million less than reported in the period last year. The decrease in Technet's revenues is due to the departure of key members of Technet's management team in the current year.

         Networkland uses vendor financing to finance the purchase of equipment, hardware and software for resale to customers. Networkland is seeking accounts receivable financing to supplement its vendor financing and reduce its reliance on internal cash to fund purchases. Networkland must obtain additional vendor financing to grow and sustain its business.

         Gross Profit for the period remained comparable to the prior year due to the larger volume of lower margin product sales from the Computer, Systems Sales and Integration business relative to the higher margin Software business compared to the lower volume of the Computer, Systems Sales and Integration business in the current period.

         Selling, general and administrative expenses decreased $411,000, or 6.4%, compared to the same period in 1999, reflecting the restructuring and downsizing of operations, as well as the Company's continuing efforts in reducing administrative costs which took place in the prior year period.

         Depreciation and amortization increased by approximately $476,000 due to the acceleration of depreciation and amortization of certain assets relating to the closed facilities.

         During the nine-month period ended September 30, 2000, management recognized a write down of approximately $3.8 million to reflect the impairment of goodwill associated with the acquisitions of Technet and Networkland. With the recent shift in focus of the Company on developing its e-business suite of product offerings, management is currently reevaluating the strategic fit of the Technet software development services business and the Networkland computer reselling and network integration business to its business going forward. These considerations when coupled with low barriers to entry and lack of proprietary products or services in these lines of business led management to write down the carrying value of goodwill associated with them to $100,000 for Technet and $400,000 for Networkland, amounts representing management's estimates of the cash flows to be derived from these operations during the period of evaluation. Management believes that using estimates of earnings and cash flow for periods longer than one year is inappropriate due to uncertainty regarding the nature of operations and results of those operations beyond that period. Consistent with the recording of the impairment charge, the Company will amortize the remaining goodwill to operations over a one-year period.

         In addition, during the nine-month period ended September 30, 2000, management recognized a writedown of approximately $ 6.1 million which consisted primarily of the impairment of assets which the Company acquired in the asset purchase agreement with Object Applications Systems, Inc. ("OAS") OAS for total consideration of approximately $4.7 million, payable in cash, note payable and common stock of the Company. The Company recorded the transaction as an asset purchase, allocating the total purchase price to the various assets purchased, with any excess of purchase price over fair market value of assets purchased to goodwill. The principal asset purchased in the agreement was software, independently valued at approximately $3.68 million. As a result of the current arbitration and legal proceedings between SSC and the Company, on the one hand, and OAS and its principals, on the other hand, and the closing of SSC operations from the New York City facility on November 8, 2000, the Company has decided to write down all the remaining book value of SSC assets which was approximately $
4.2 million during the quarter ended September 30, 2000. Approximately $3.6 million was attributable to write down of capitalized software. The assumed liabilities under the asset purchase agreement and other contingency costs will not be removed pending the resolution of the Company's intended rescission efforts and Chapter 11 proceedings. Other writedown charges were the result of removing the remaining book value of assets from the Company's other non-operating subsidiaries.

         Investment expense increased in the nine months ended September 30, 2000 compared to the comparable 1999 nine month period by approximately $137,000, primarily as a result of interest penalties paid by the Company's non-operating subsidiaries.

         In the third quarter of 1999, the Company sold its entire holdings of e-Net stock having a cost basis of $5.3 million and received net proceeds of $1.3 million. Relating to this sale, the Company recorded a loss of $3.9 million. Investment expense remained comparable to the 1999 third quarter as the Company has not recorded the interest on the Convertible debentures due to the discussions with the investor representative.

         Other income for the three months ended September 30, 1999 consisted primarily of $690,000 associated with a former officer and current shareholder agreeing to forego salary which had been accrued but not paid from 1996 to 1998 to resolve certain matters between the Company and the individual. The income associated with the reversal of this accrual had been treated as a change in estimate and was classified in other income to reflect its non-recurring nature and to not distort results of operations.

Capital Resources, Liquidity and Backlog

         As of September 30, 2000, the Company had working capital of approximately $247,000 including cash and cash equivalents of approximately $259,000 and excluding the convertible debentures of $3.6 million which has been presented as a current liability due to the current negotiations to refinance this obligation. Cash on hand and cash generated during the quarter was used principally to fund operations and to satisfy claims against the Company's non-operating subsidiaries.

         The Company is continuing its negotiations with the representative of the holders of the 4% Convertible Subordinated Debentures due on March 20, 2005 ("Debentures"). The Company has made no payments to date on the debt. The representative of the holders of the Debentures has indicated to the Company in December 2000 that it is willing to consider a final resolution of the pending issues and to do so in a manner that is beneficial to both the Company and its Debenture holders. Management feels confident at this time that a reasonable resolution of all remaining issues can be reached, especially in light of recent discussions with the Debenture holders' representative and the forbearance shown by the Debenture holders for the past 8 months.

         The amount due under the convertible debentures as of September 30, 2000 has been classified as a current liability pending the outcome of the above negotiations and attempts to refinance this obligation.

         In the second quarter of 2000, the Company entered into agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $450,000. In the third quarter of 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $400,000.

         The Company believes that it needs additional working capital to grow its business. After unsuccessfully seeking financing from financial institutions, institutional investors and other third-party financing sources in the past six months, the Company asked Fred Sajedi, Networkland's chief executive officer and president, to enter into a one-time factoring agreement whereby Mr. Sajedi provided $100,000 for working capital for the parent company and its subsidiaries. The aggregate face amount of factored accounts receivable was approximately $217,000. The Board of Directors of the Company approved these financing terms in light of the need of the Company for financing and believes that the terms of the financing are reasonable in light of the condition of the Company and the absence of alternative financing. Due to the losses incurred from discontinued or non-operating subsidiaries, and the low level of the Company's stock market price, the Company has been unsuccessful in raising additional funding since September 2000. The Company's current business plan is based on operating the business with no or little infusion of funding from outside sources.

         Management believes that the Company needs to raise additional capital through the placement of equity or debt securities based upon its current level of operations. The Company's ability to raise additional funds through secondary offerings of equity or debt securities will be subject to conditions in capital markets.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since, currently has a significant working capital deficit, and is in need of additional investment capital. Although the Company expects operating results to improve, there can be no assurances that the Company will not experience adverse results of operations in the future, that it will be able to satisfy its current obligations in the normal course of business, or obtain additional investment capital. The Company believes that without additional investment capital it will not have sufficient cash to fund the growth and maintenance of its activities in the near future, and may not be able to continue operating. As such, the Company's continuation as a going concern is dependent upon its ability to raise additional financing and to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional financing to provide the necessary funds for working capital and for strategic partnerships.

Sublease of Largo Facilities

         The Company leased 22,170 square feet of its 34,929 square foot facility at Largo, Maryland on August 1, 2000 to a local technology company. The sublease runs until the expiration of the Company's lease on July 31, 2002. The sublease will reduce the Company's monthly lease expense for the Largo facility from approximately $45,000 to approximately $12,000 per fiscal quarter. On or about December 6, 2000, The Company's STI subsidiary surrendered the remaining 12,710 square feet of space at the Largo, Maryland facility to the landlord pursuant to a court order. The landlord intends to sublease the surrendered space to a third party. STI is uncertain at this time if it will have any future liability under the lease for the Largo, Maryland facility.

Company's Principal Executive Offices

         The Company's principal executive offices are located at 8133 Leesburg Pike, Suite 770, Vienna, Virginia 22182.

Litigation

         SSC filed a lawsuit has commenced legal proceedings in U.S. District Court for the Southern District of New York on or about December 13, 2000 against Mitchell Jerine, Allen Jerinsky, Carl Jerinsky and Nancy Cocchiara, former employees of SSC, and their company RocketHorse. The lawsuit alleges that the defendants destroyed the business of SSC for their own personal benefit and that the defendants have infringed certain intellectual property rights of SSC. SSC is also seeking injunctive relief against the defendants to prevent further actions against SSC as well as to retrieve certain SSC property under the control of the defendants.

         The Company received an arbitration claim from Mitchell Jerine and Allen Jerinsky on or about December 6, 2000 for alleged breach of their SSC employment agreements. The arbitration is under the American Arbitration Association commercial rules with the arbitration proceeding taking place in New York City. The Company believes the claims are without merit. The Company has filed is filing a counterclaim on or about December 15, 2000 in the arbitration seeking damages for alleged breach of the March 2000 asset purchase agreement between OAS and the Company and SSC, damages for alleged breach of the SSC employment agreements by Mr. Jerine and Mr. Jerinsky and to rescission of the aforementioned asset purchase agreement.

         The plaintiffs' period for appeal of the dismissal of the complaint in HIRATA CORP. AND HIRATA US CORP. V. SOCRATES TECHNOLOGIES CORPORATION, ET AL. (U.S. District Court for Indiana, Indianapolis Division) has expired without an appeal being filed. The Company does not believe that the plaintiffs' would be successful in any attempt to file the lawsuit in another jurisdiction because the statute of limitations has run on the alleged claims against the Company. The Company believes that the plaintiffs' claims were frivolous and were only filed after the plaintiffs failed to prevail against or collect monies from the original defendants.

         STI settled its lawsuit in SOCRATES TECHNOLOGIES INC. V. NATIONAL PUBLIC RADIO, ET AL. (D.C. Superior Court) with all defendants on or about December 12, 2000. Defendants paid STI a cash sum to settle the lawsuit.

         The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or operations.

Delisting of Company's Common Stock

         The Company appealed in August 2000 the decision by Nasdaq to delists its Common Stock from the Nasdaq National Market System, effective June 30, 2000. The Nasdaq Listing Qualifications Review Council recently upheld the delisting of the Company's Common Stock. The Company may not appeal this decision further, although the Nasdaq Board of Governors in its discretion may review this decision. The Company has not received any indication that the Nasdaq Board of Governors intends to make any such review.

         The Company may apply to Nasdaq for listing of its Common Stock on the Nasdaq SmallCap Market without prejudice. However, there can be no assurance that any Nasdaq SmallCap Market listing application submitted by the Company will be approved by Nasdaq even if the Company meets Nasdaq's initial listing standard.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the third quarter of 2000, the Company entered into certain agreements with individual accredited investors for a private placement of shares of the Company's common stock, which resulted in an increase in equity, cash and tangible assets of approximately $400,000.

         The Company's operations are not currently producing enough profits to cover operating expenses and outstanding accounts payable of the Company and its subsidiaries (including discontinued operations). Unless the Company's operations produce increased profits, the Company will be forced to privately or publicly sell its securities to raise enough working capital to pay operating expenses and outstanding and due accounts payable, or to seek debt financing from financial institutions or through the sale of debt instruments. In light of the reoccurring losses experienced by the Company in the past consecutive fiscal quarters, it is unlikely that the Company can obtain such funding or financing at all or on commercially reasonable terms. As such, the Company's current business plan is based on no or little outside funding or investments.


ITEM 3.  DEFAULTS UPON SENIOR DEBT SECURITIES

         As described above in Note C - "Convertible Debentures" to the financial statements, the Company entered into agreements to issue 4% Convertible Subordinated Debentures due March 20, 2005 ("Debentures"). While the Company is negotiating a restructuring of the terms of the 4% Debentures due March 20, 2005, the position of the Debenture holders is that interest accrues on the Debentures, subject to adjustment under revised terms and conditions. The Company and the representative of the Debenture holders have entered into a standstill agreement whereby neither side will assert their respective rights until there is a final resolution of the Company's efforts to renegotiate the terms and conditions of the Debentures. Those negotiations are continuing and the Company expects to reach a final resolution of the issues during the first quarter of fiscal year 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits.

             Exhibit 27, Article 5 - Financial Data Schedule


         b.  Reports on Form 8-K.

             Form 8-K, dated December 15, 2000

             Form 8-K, Amendment Number 1 to the Form 8-K, filed November 27, 2000, filed December 6, 2000

             Form 8-K, dated November 27, 2000

             Form 8-K, filed November 13, 2000

             Form 8-K, filed October 11, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOCRATES TECHNOLOGIES CORPORATION

December 22, 2000


By:  /s/ Andreas Keller
-----------------------
Andreas Keller, Treasurer and Vice
President of Finance